Form 10-Q
period 1996-06-30
FIRST SHENANGO BANCORP INC
filed 1996-08-13
CIK 895420

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO
                          RULE 901(d) OF REGULATION S-T

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended    June 30, 1996
                               -------------------
                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

Commission File Number:    0-21076
                         -----------

                          FIRST SHENANGO BANCORP, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                  25-1698967
- - --------------------------------------------------------------------------------
(State of other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                                 (412) 654-6606
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA

- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day|X| Yes |_| No

     The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1996:

                                                    Outstanding
                           Class                    -----------
                           -----
                $.10 par value common stock      2,271,250 Shares

                          FIRST SHENANGO BANCORP, INC.

                                      INDEX

                                                                                                     Page Number

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Financial Position as of June 30, 1996 and December 31, 1995                   1

     Consolidated Statements of Income for the Three Months Ended June 30, 1996 and 1995 and Six
     Months Ended June 30, 1996 and 1995                                                                       2

     Consolidated Statements of Changes in Shareholders' Equity for the Year Ended December 31,
     1995 and the Six Months Ended June 30, 1996                                                               3

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995                 4 - 5

     Notes to Consolidated Financial Statements                                                           6 - 11

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      11 - 14

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               15

     Item 2.  Changes in Securities                                                                           15

     Item 3.  Defaults Upon Senior Securities                                                                 15

     Item 4.  Submission of Matters to a Vote of Security Holders                                             15

     Item 5.  Other Information                                                                               15

     Item 6.  Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                                    16

PART I - FINANCIAL INFORMATION/Item 1. - Financial Statements
FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                            June 30,        December 31,
ASSETS                                                                        1996              1995
                                                                        ----------------- -----------------
Cash and Cash Equivalents:
  Cash and amounts due from depository institutions                            $1,956,918        $2,393,990
  Interest bearing deposits in financial institutions                           4,090,643        13,436,570
                                                                        ----------------- -----------------
                                                                                6,047,561        15,830,560
Investment securities available for sale,
  carried at estimated fair value (amortized cost of
  $110,625,771 and $78,773,914)                                               109,885,939        80,586,601
Loans receivable, net                                                         245,103,353       228,277,551
Accrued interest receivable                                                     2,291,813         1,945,776
REO and other repossessed assets, net                                           1,085,484           943,087
Premises and equipment, net                                                     4,038,149         4,229,021
Prepaid expenses, sundry assets and deferred taxes                                826,529           308,805
                                                                        ----------------- -----------------
    TOTAL ASSETS                                                             $369,278,828      $332,121,401
                                                                        ================= =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits (including non-interest bearing deposits of
  $4,508,193 and $3,647,765)                                                 $261,875,233      $254,405,745
Advances from Federal Home Loan Bank and other borrowings                      54,941,653        26,665,654
Advance payments by borrowers for taxes and insurance                           2,516,411         1,178,402
Accrued expenses, deferred taxes and other liabilities                          3,109,861         2,249,014
                                                                        ----------------- -----------------
    TOTAL LIABILITIES                                                         322,443,158       284,498,815
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY

  Preferred stock, no stated value, 10,000,000 shares authorized, none issued
  Common stock, $.10 par value, 15,000,000 shares authorized,
    (2,343,098 issued)                                                            234,310           234,310
  Additional paid-in capital                                                   22,377,679        22,339,850
  Treasury stock at cost, (61,848 and 33,790 shares)                           (1,121,946)         (532,464)
  Less stock acquired by MSBPs and ESOP                                          (761,323)         (850,822)
  Net unrealized (losses) gains on securities available for sale,
    net of tax                                                                   (487,831)        1,196,686
  Retained earnings (substantially restricted)                                 26,594,781        25,235,026
                                                                        ----------------- -----------------
   TOTAL SHAREHOLDERS' EQUITY                                                  46,835,670        47,622,586
                                                                        ----------------- -----------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $369,278,828      $332,121,401
                                                                        ================= =================






See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
Interest income:                                           1996        1995           1996         1995
                                                       ------------ ------------  -----------  ------------
  Interest and fees on:
    First mortgage residential loans                     $2,564,893   $2,427,190   $5,051,855    $4,850,210
    Commercial and other real estate loans                  967,421      672,228    1,856,871     1,280,892
    Consumer loans                                        1,262,306    1,356,513    2,538,300     2,618,046
  Interest and dividends on investments and FHLB stock    1,769,761    1,350,907    3,404,006     2,599,576
  Other interest income                                     147,064       43,444      307,808       114,655
                                                       ------------ ------------  -----------  ------------
    TOTAL INTEREST INCOME                                 6,711,445    5,850,282   13,158,840    11,463,379
                                                       ------------ ------------  -----------  ------------
Interest expense:

  Interest on deposits                                    2,891,795    2,947,000    5,821,000     5,730,163

  Interest on borrowed funds                                677,877      175,077    1,232,970       386,489
                                                       ------------ ------------  -----------  ------------
    TOTAL INTEREST EXPENSE                                3,569,672    3,122,077    7,053,970     6,116,652
                                                       ------------ ------------  -----------  ------------
    NET INTEREST INCOME                                   3,141,773    2,728,205    6,104,870     5,346,727

Provision for loan losses                                   224,201      234,694      448,994       472,989
                                                       ------------ ------------  -----------  ------------
    NET INTEREST INCOME AFTER PROVISION FOR

        LOAN LOSSES                                       2,917,572    2,493,511    5,655,876     4,873,738

Non-interest income:
  Service charges and other fees                            191,806      213,565      383,060       418,249
  Gain on sale of investments and loans, net                (44,033)     (11,047)     162,342         2,839
  Other                                                       1,165        2,447        2,482         7,327
                                                       ------------ ------------  -----------  ------------
    TOTAL NON-INTEREST INCOME                               148,938      204,965      547,884       428,415

Non-interest expense:
  Salaries and employee benefits                            757,874      682,399    1,497,007     1,388,509
  Occupancy and equipment, net                              262,715      272,150      530,381       536,470
  Deposit insurance premiums                                146,347      145,791      292,887       288,377
  Professional services                                      64,180       84,298      122,055       140,893
  REO operations                                             37,506       (3,031)     115,829        17,051
  Other                                                     332,717      335,913      662,922       666,016
                                                       ------------ ------------  -----------  ------------
    TOTAL NON-INTEREST EXPENSE                            1,601,339    1,517,520    3,221,081     3,037,316
                                                       ------------ ------------  -----------  ------------
    INCOME BEFORE INCOME TAXES                            1,465,171    1,180,956    2,982,679     2,264,837

Income tax expense:
  Federal                                                   473,925      368,350      941,625       694,000
  State                                                      92,575       74,925      193,800       136,025
                                                       ------------ ------------  -----------  ------------
    TOTAL INCOME TAX EXPENSE                                566,500      443,275    1,135,425       830,025
                                                       ------------ ------------  -----------  ------------
    NET INCOME                                             $898,671     $737,681   $1,847,254    $1,434,812
                                                       ============ ============  ===========  ============
Earnings per share                                            $0.39        $0.32        $0.80         $0.63
Dividends declared per share                                  $0.12        $0.09        $0.22         $0.18

See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                Unallocated Unallocated               Retained
                                       Additional                 Common     Common     Unrealized    Earnings,    Consolidated
                             Common    Paid-In     Treasury     Stock Held  Stock Held  (Loss) Gain  Substantially Shareholders'
                               Stock   Capital      Stock         by ESOP   by MSBPs   on Securities  Restricted      Equity
                             --------- ----------- ------------ ---------- ----------- -----------   -----------   ------------
December 31, 1994             $234,310 $22,252,610    $(157,000) $(892,551)  $(158,123)  $(401,406) $23,002,750 $43,880,590

Deferred and unearned
compensation amortization of
ESOP and MSBPs shares                      100,800                 114,568      85,284                              300,652

Stock options exercised                    (13,560)      43,560                                                      30,000

Net income                                                                                            3,079,186   3,079,186

Cash dividends declared on
common stock at $.38 per
share                                                                                                  (846,910)   (846,910)

Purchase of 25,790 shares of
treasury stock                                         (419,024)                                                   (419,024)

Change in unrealized gain on
investment securities available
for sale, net                                                                            1,598,092                1,598,092
                             --------- ----------- ------------ ---------- ----------- -----------  ----------- -----------
December 31, 1995              234,310  22,339,850     (532,464)  (777,983)    (72,839)  1,196,686   25,235,026  47,622,586

Deferred and unearned
compensation amortization of
ESOP and MSBPs shares                       60,000                  58,077      30,575                              148,652

MSBP shares forfeited                         (847)                                847

Net income                                                                                            1,847,254   1,847,254

Cash dividends declared on
common stock at $.22 per
share                                                                                                  (487,499)   (487,499)

Purchase of 30,905 shares of
treasury stock                                         (639,276)                                                   (639,276)

Exercise of stock options                  (21,324)      49,794                                                      28,470

Change in unrealized gain
(loss) on investment securities
available for sale, net                                                                 (1,684,517)              (1,684,517)
                             --------- ----------- ------------ ---------- ----------- ----------- ----------- ------------
June 30, 1996                 $234,310 $22,377,679  $(1,121,946) $(719,906)   $(41,417)  $(487,831)$26,594,781  $46,835,670
                             ========= =========== ============ ========== =========== =========== =========== ============



See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended June 30,
                                                                                1996           1995
                                                                            ------------- --------------
OPERATING ACTIVITIES


Net Income                                                                     $1,847,254     $1,434,812
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net gain on sale of investments and loans                                    (162,342)        (2,839)
    Provision for losses on loans                                                 448,994        472,989
    Provisions for net losses on REO, repossessed and other assets                 64,322        (17,774)
    Provisions for depreciation and amortization                                  220,987        245,949
    Amortization of MSBPs and ESOP unearned and deferred
      compensation                                                                148,652        131,004
    Deferred federal income taxes                                                 (82,000)        60,000
    Increase in accrued interest receivable, prepaid
      expenses and sundry assets                                                 (529,761)       (38,326)
    Increase (decrease) in accrued expenses and other liabilities               1,343,305       (241,515)
    Increase in interest payable                                                1,670,332      1,718,297
                                                                            -------------  -------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                   4,969,743      3,762,597

INVESTING ACTIVITIES
Proceeds from maturities of investments available for sale                      8,000,000      4,000,000
Proceeds from maturities of investments held to maturity and time deposits                     4,819,000
Proceeds from sales of investment securities available for sale                17,096,481     17,823,810
Proceeds from sales of mortgage-backed securities available for sale           11,787,371      1,984,274
Proceeds from sales of education loans                                            481,584        558,652
Purchases of investments available for sale                                   (33,771,065)   (11,920,268)
Purchases of investments held to maturity and time deposits                                   (6,501,287)
Purchases of mortgage-backed securities and CMOs available for sale           (37,787,591)   (10,365,962)
Principal reduction on mortgage-backed securities and CMOs                      4,252,854      1,111,978
Proceeds from sales of foreclosed real estate, repossessed and other assets       241,563        465,205
First mortgage loan originations                                              (20,686,239)    (7,719,360)
Commercial and other real estate loan originations                            (10,851,361)   (11,147,225)
Consumer loan originations                                                    (14,603,397)   (17,081,421)
Principal reduction on loans                                                   27,943,672     25,836,235
Purchase of Federal Home Loan Bank stock                                       (1,274,900)       (32,600)
Additions to premises and equipment                                               (30,115)       (60,205)
                                                                             ------------- --------------
      NET CASH USED BY INVESTING ACTIVITIES                                   (49,201,143)    (8,229,174)

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                       June 30,
FINANCING ACTIVITIES                                                             1996           1995
                                                                            ------------- --------------

Net increase (decrease) in money market and N.O.W. accounts                     3,465,385     (2,925,444)
Net decrease in savings deposits                                                 (695,735)    (6,097,823)
Net increase in certificate deposits                                            3,121,720     11,506,888
Proceeds of FHLB borrowings                                                    28,125,000
Repayment of FHLB borrowings                                                                  (4,500,000)
Net increase in other borrowings                                                  150,999        126,861
Net increase in advance payments by borrowers                                   1,338,009      1,356,214
Net proceeds from stock options exercised                                          28,470         30,000
Payment of cash dividend on common stock                                         (446,171)      (358,132)
Purchase of treasury stock                                                       (639,276)      (316,524)
                                                                            ------------- --------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           34,448,401     (1,177,960)

    NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (9,782,999)    (5,644,537)

Cash and cash equivalents at beginning of period                               15,830,560     10,026,006
                                                                            ------------- --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $6,047,561     $4,381,469
                                                                            ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                                                     $5,393,787     $4,383,675
  Income taxes                                                                 $1,189,492       $714,300
Non-cash investing activities:
  Transfer from loans to real estate owned                                       $271,731       $225,482
  Transfer from loans to other repossessed assets                                $438,106       $329,039
Non-cash financing activities:
  Dividends declared but not paid                                                $264,437       $200,274


See notes to consolidated financial statements.

                          FIRST SHENANGO BANCORP, INC.
                         PART I - FINANCIAL INFORMATION
                         Item 1. - Financial Statements

                          First Shenango Bancorp, Inc.
                   Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------



NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First Shenango Bancorp, Inc. (the "Company"), First Federal Savings Bank of New Castle (the "Savings Bank") and Tri-State Service Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary to the fair presentation of the financial statements.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

The Consolidated Statement of Financial Position at December 31, 1995, was audited by Ernst & Young LLP. Their unqualified opinion thereon is included in the Company's 1995 Annual Report to Shareholders.

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Most significantly, the Company uses estimates in determining the allowance for loan losses.

Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the six months ended June 30, 1996 and 1995 have been computed based on 2,295,515 and 2,283,017 weighted average shares and common stock equivalents outstanding, respectively. Earnings per share for the three months ended June 30, 1996 and 1995 have been based on 2,287,641 and 2,284,228 weighted average shares and common stock equivalents outstanding, respectively. The Company accounts for shares acquired by its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account.

NOTE 3.  INVESTMENT SECURITIES

A summary of investment securities is as follows:

June 30, 1996                                                              Available for sale
                                                      -----------------------------------------------------------
                                                                          Gross         Gross        Estimated
                                                         Amortized      Unrealized   Unrealized         Fair
                                                            Cost           Gains        Losses          Value
                                                      ---------------- ------------ -------------  --------------

U.S. Government and agency securities                      $15,597,684      $35,300      $(93,513)    $15,539,471
Collateralized mortgage obligations                         36,269,269      293,118      (406,487)     36,155,900
Municipal obligations                                       16,378,872      194,255       (43,430)     16,529,697
Other debt securities                                          250,000       10,937                       260,937
Mortgage-backed securities                                  29,425,444      253,709      (935,046)     28,744,107
FHLMC preferred stock                                          500,000       10,000                       510,000
FNMA preferred stock                                         2,000,000                    (10,000)      1,990,000
FHLB stock                                                   2,717,100                                  2,717,100
Adjustable rate mortgage-backed security mutual funds        7,487,402                    (48,675)      7,438,727
                                                      ---------------- ------------ -------------  --------------
                                                          $110,625,771     $797,319  $(1,537,151)    $109,885,939
                                                      ================ ============ =============  ==============


The amortized cost and estimated fair value of investment securities at June 30, 1996 by contractual maturity are as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and CMOs are not due at a single maturity date; periodic payments are received on the securities based on the payment patterns of the underlying collateral.


                                                                                  Available for Sale
                                                                            -----------------------------
                                                                               Amortized      Estimated
                                                                                Cost         Fair Value
                                                                            -------------- --------------
Debt securities:
  Due in one year or less                                                       $1,249,910     $1,255,799
  Due after one year through five years                                         11,249,164     11,237,156
  Due after five through ten years                                               3,181,036      3,160,154
  Due after 10 through 20 years                                                  9,530,189      9,594,076
  Due after 20 years                                                             7,016,257      7,082,920
                                                                            -------------- --------------
  Total                                                                         32,226,556     32,330,105

Mortgage-backed securities and CMOs maturing at various dates
through 2026                                                                    65,694,713     64,900,007
Equity securities, including FHLB stock                                         12,704,502     12,655,827
                                                                            -------------- --------------
  Total investment securities                                                 $110,625,771   $109,885,939
                                                                            ============== ==============

NOTE 4.  FIRST MORTGAGE LOANS

                                                                     June 30, 1996      December 31, 1995
                                                                  ------------------- --------------------
Conventional:
  1 - 4 family residential                                               $142,634,218         $125,782,247
  Construction loans to builders                                            1,566,462            1,291,600
Partially guaranteed by the Veterans Administration                         1,540,144            1,720,688
Insured by the Federal Housing Administration                               1,228,360            1,302,768
                                                                  ------------------- --------------------
                                                                          146,969,184          130,097,303
Less loans in process                                                       3,534,937            1,178,284
                                                                  ------------------- --------------------
                                                                          143,434,247          128,919,019
Unearned discounts                                                             (8,705)             (11,042)
Net deferred loan fees and expenses                                          (756,887)            (642,473)
Allowance for loan losses                                                    (332,000)            (332,000)
                                                                  ------------------- --------------------
                                                                         $142,336,655         $127,933,504
                                                                  =================== ====================


Activity in the allowance for loan losses for first mortgage loans is summarized as follows:


                                                                          Six Months Ended
                                                                              June 30,
                                                                        1996             1995
                                                                   --------------- ---------------
Balance at beginning of period                                            $332,000        $331,744
Provisions charged to income                                                                   256
                                                                   --------------- ---------------
Balance at end of period                                                  $332,000        $332,000
                                                                   =============== ===============


Mortgage loans in arrears three months or more or in process of foreclosure were as follows:

                                                                                         Percentage of
Period                                         Number of Loans        Amount          First Mortgage Loans
- - ------------------------------------------ ----------------------- ------------ --------------------------------
June 30, 1996                                        17                $385,934               0.27
December 31, 1995                                    11                $201,572               0.16

The foregone interest on these loans for the periods ended June 30, 1996 and December 31, 1995 was $19,003 and $9,695, respectively.

NOTE 5.  COMMERCIAL AND OTHER REAL ESTATE LOANS


                                                              June 30, 1996     December 31, 1996
                                                            ------------------ -------------------
Commercial and other real estate loans                             $23,760,839         $23,140,948
Commercial business loans                                           18,503,503          13,531,196
Commercial land development loans                                    2,805,464           3,069,209
Land loans                                                             198,756             194,764
                                                            ------------------ -------------------
                                                                    45,268,562          39,936,117
Less loans in process                                                2,178,440             601,876
                                                            ------------------ -------------------
                                                                    43,090,122          39,334,241
Unearned discounts                                                     (88,310)            (88,310)
Net deferred fees and expenses                                        (245,920)           (212,728)
Allowance for loan loss                                               (943,800)           (853,800)
                                                            ------------------ -------------------
                                                                   $41,812,092         $38,179,403
                                                            ================== ===================

Activity in the allowance for loan losses for commercial and other real estate loans is summarized as follows:

                                                                     Six Months Ended
                                                                         June 30,
                                                                   1996           1995
                                                               ------------- --------------
Balance at beginning of period                                      $853,800     $1,125,434
Provisions charged to income                                         150,000        300,000
Charge-offs                                                          (60,000)       (36,634)
                                                               ------------- --------------
Balance and end of period                                           $943,800     $1,388,800
                                                               ============= ==============


Commercial and other real estate loans in arrears three months or more, other non-performing loans or loans in process of foreclosure were as follows:


                                                                             Percentage of Commercial and Other
Period                                    Number of Loans         Amount              Real Estate Loans
- - -------------------------------------- ---------------------  -------------- -----------------------------------
June 30, 1996                                    2                 $3,388                   0.01
December 31, 1995                                1               $294,798                   0.77

The foregone interest on these loans for the periods ended June 30, 1996 and December 31, 1995 was $1,451 and $18,643, respectively.

At June 30, 1996, the Company held one loan with a balance of $1.76 million considered impaired under FAS 114. Because the market value of the collateral securing this loan exceeds the loan's recorded balance, no specific reserve is deemed necessary, however, the loan has been included in management's assessment of the adequacy of general valuation allowances. Approximately $71,000 in interest income was recorded on this loan during the six months ended June 30, 1996. This loan has not been placed on non-accrual status, nor does management expect it to be in the foreseeable future. There were no other loans considered impaired during the six months ended June 30, 1996.

NOTE 6.  CONSUMER LOANS


                                                              June 30, 1996       December 31, 1995
                                                          -------------------- ----------------------
Education loans held for sale                                  $3,756,862             $3,587,283
Loans secured by deposit accounts                               1,314,996              1,230,422
FHA Title I improvement loans, net of unearned
  interest of $2 and $197                                         352,577                523,912
Mobile home loans, net of unearned
  interest of $1,846 and $3,736                                    55,563                 88,254
Automobile loans                                               38,970,434             42,845,656
Consumer loans                                                  2,160,834              2,287,067
Home equity loans                                              14,494,701             11,465,463
                                                     -------------------- ----------------------
                                                               61,105,967             62,028,057
Net deferred loan fees and expenses                             1,256,943              1,422,445
Allowance for loan losses                                      (1,408,304)            (1,285,858)
                                                     -------------------- ----------------------
                                                              $60,954,606            $62,164,644
                                                     ==================== ======================

The fair value of education loans held for sale approximates book value at June 30, 1996 and December 31, 1995.

Activity in the allowance for loan losses for consumer loans is summarized as follows:


                                                                         Six Months Ended
                                                                             June 30,
                                                                       1996            1995
                                                                   -------------  -------------
Balance at beginning of period                                        $1,285,858     $1,242,454
Provisions charged to income                                             298,994        172,733
Charge-offs                                                             (202,859)      (166,439)
Recoveries                                                                26,311         24,336
                                                                   -------------  -------------
Balance at end of period                                              $1,408,304     $1,273,084
                                                                   =============  =============


Consumer loans in arrears three months or more were as follows:


Period                                         Number of Loans      Amount       Percentage of Consumer Loans*
- - -------------------------------------------  ------------------- ------------- ---------------------------------
June 30, 1996                                        86               $240,844               0.42
December 31, 1995                                    38               $215,933               0.37

*Excluding education loans held for sale.

The foregone interest on these loans for the periods ended June 30, 1996, and December 31, 1995, was $12,674 and $6,595, respectively.

NOTE 7.  COMMITMENTS

Commitments for financial instruments with off-balance sheet risk are as follows at June 30, 1996:

Commitments to purchase first mortgage loans                                    $960,790
Commitments to originate first mortgage loans                                  4,799,802
Commitments to originate commercial and other real estate loans                2,020,458
Commitments to originate consumer loans                                        2,250,366
Commercial lines of credit available                                           3,016,246
Commercial letters of credit                                                   1,622,458
Home equity lines of credit available                                          5,931,866
Personal unsecured lines of credit available                                   2,309,925
Commitments to purchase investments                                            1,000,000
                                                                           -------------
                                                                             $23,911,911
                                                                           =============

The Company, which includes the Savings Bank, from time to time is a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company or Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the business of the Company or Savings Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse effect on the financial position or results of operations of the Company or Savings Bank.

                          FIRST SHENANGO BANCORP, INC.
                         PART I - FINANCIAL INFORMATION

                Item 2. - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
- - --------------------------------------------------------------------------------

                                                       At or For the Six       At or For the Three
                                                     Months Ended June 30,    Months Ended June 30,
Statistical Data:                                     1996 (1)    1995 (1)    1996 (1)     1995 (1)
                                                    ------------ ----------- -----------  ----------
Return on average assets                                   1.05%       0.92%       1.01%       0.94%
Return on average equity                                   7.82%       6.43%       7.67%       6.56%
Average equity to average assets                          13.46%      14.32%      13.10%      14.29%
Average interest rate spread (FTE)                         3.05%       3.01%       3.10%       3.02%
Net yield on average interest-earning assets (FTE)         3.68%       3.63%       3.71%       3.67%
Non-interest expense to average assets                     1.84%       1.95%       1.79%       1.93%
Efficiency ratio                                          49.65%      52.69%      48.03%      51.59%
Nonperforming assets to total assets                       0.48%       0.69%       0.48%       0.69%
Allowance for loan losses to gross loans receivable        1.08%       1.32%       1.08%       1.32%
Book value per share, net of treasury shares             $20.53      $19.70      $20.53      $19.70


(1) Applicable income and expense figures have been annualized in calculating these ratios.

(FTE)  Fully taxable-equivalent basis.

Management's Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 1996 and 1995.

During the three months ended June 30, 1996, the Company continued to experience balance sheet growth as increases in deposits and FHLB advances and other borrowings of $4.06 million and $8.40 million, respectively, were used along with available funds to fund growth of $14.86 million in mortgage loans and $3.50 million in commercial and other real estate loans since March 31. The average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, experienced eight basis point and four basis point increases, respectively, from the three months ended June 30, 1995 to the same period in 1996. A series of leveraging transactions has increased the average investment portfolio $22.45 million, while the average mortgage loan portfolio increased $5.68 million and the average commercial and other real estate loan portfolio increased $11.20 million. These increases, partially offset by a $4.25 million decrease in the average consumer loan portfolio, have increased net interest income and in return net income. Demand has been strong throughout most of 1996 for first mortgage and commercial and other real estate loans, while management has elected to reduce its exposure somewhat to indirect automobile lending.

Provisions for loan losses decreased $11,000 to $224,000 for the three months ended June 30, 1996 from $235,000 for same period in 1995. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $630,000, and other non- performing assets, namely REO and other repossessed assets, were $1.14 million at June 30, 1996, for a total of $1.77 million in non-performing assets. Interest received in cash of $7,811 on non-accrual loans is included in net income for the 1996 quarter. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.10% at June 30, 1996. Total non-performing assets as a percentage of total assets was 0.48% at June 30, 1996.

Total non-interest income decreased $56,000, or 27.33%, in 1996 primarily due to a $33,000 decrease in the gain on sale of investments and loans. The 1996 losses were due to the sale of a portion of the Company's investment in an adjustable rate mortgage-backed security mutual fund, while the 1995 losses were due to sales of selected debt and mortgage-backed securities. Service charges and other fees decreased $22,000 from year to year, and other non-interest income declined by $1,000.

Total non-interest expense increased $84,000, or 5.52%. Salaries and employee benefits increased $75,000, or 11.06% between the 1995 and 1996 quarters, primarily as a result of normal annual merit increases in salaries as well as increased amortization expense relating to the ESOP due to the Company's higher average stock price in 1996. REO operation expense increased $41,000 in 1996 due to expenses associated with the former BFH office building which was acquired in the fourth quarter of 1995. Negotiations regarding the potential sale of this building are ongoing. Also, the 1995 quarter included a gain on the sale of a former REO property which resulted in net income from REO operations of $3,000 for that quarter. Occupancy and equipment costs decreased $9,000 or 3.47% from the 1995 to the 1996 quarter, and professional service fees declined $20,000 or 23.87%. Other expense categories experienced nominal dollar variances.

The Company's efficiency ratio improved from 51.59% for the three months ending June 30, 1995 to 48.03% for the three months ending June 30, 1996, while the ratio of non-interest expenses to average assets improved from 1.93% to 1.79%. The improvement in both of these key ratios is evidence of management's continuing dedication to cost control. The improvement in the efficiency ratio is also due to the increase in net interest income.

Management's Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 1996 and 1995.

During the six months ended June 30, 1996, the Company continued to implement its strategy of increasing earnings through leveraging the balance sheet. The Savings Bank borrowed $28,125,000 from the Federal Home Loan Bank of Pittsburgh
(FHLB) during the six months which was used primarily to fund purchases of high quality collateralized mortgage obligations with a short average life. In addition, an increase of $7.47 million in deposits was used along with available funds to fund growth of $14.40 million in mortgage loans and $3.63 million in commercial and other real estate loans since December 31. The average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, experienced four basis point and five basis point increases, respectively, from the six months ended June 30, 1995 to the same period in 1996. A series of leveraging transactions has increased the average investment portfolio $20.03 million, while the average mortgage loan portfolio increased $3.24 million and the average commercial and other real estate loan portfolio increased $10.99 million. These increases, partially offset by a $3.11 million decrease in the average consumer loan portfolio, have increased net interest income and in return net income. Demand has been strong throughout most of 1996 for first mortgage and commercial and other real estate loans, while management has elected to reduce its exposure somewhat to indirect automobile lending.

Provisions for loan losses decreased $24,000 to $449,000 for the six months ended June 30, 1996 from $473,000 for same period in 1995. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $630,000, and other non-performing assets, namely REO and other repossessed assets, were $1.14 million at June 30, 1996, for a total of $1.77 million in non- performing assets. Interest received in cash of $16,514 on non-accrual loans is included in net income for the 1996 quarter. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.10% at June 30, 1996. Total non-performing assets as a percentage of total assets was 0.48% at June 30 ,1996.

Total non-interest income increased $119,000, or 27.89%, in 1996 due to a $160,000 increase in the gain on sale of investments and loans. These gains were primarily due to the sale of GNMA mortgage-backed securities in the first quarter of 1996, partially offset by a $49,000 loss on the sale of an adjustable rate mortgage-backed security mutual fund in the second quarter. Service charges and other fees decreased $35,000 from year to year, and other non-interest income declined by $5,000.

Total non-interest expense increased $184,000, or 6.05%, primarily as a result of a $99,000 increase in REO operation expense. Reserves for losses totalling $55,000 were recorded on two REO properties in March 1996. The remainder of the increase is primarily due to expenses associated with the former BFH office building acquired in the fourth quarter of 1995. Negotiations regarding the potential sale of this building are ongoing. Salaries and employee benefits increased $108,000, or 7.81% between the 1995 and 1996 quarters, primarily as a result of normal annual merit increases in salaries and increased ESOP amortization expenses due to the higher average stock price. Other expense categories experienced nominal dollar variances.

The Company's efficiency ratio improved from 52.69% at June 30, 1995 to 49.65% at June 30, 1996, while the ratio of non- interest expenses to average assets improved from 1.95% to 1.84%. The improvement in both of these key ratios is evidence of management's continuing dedication to cost control. The improvement in the efficiency ratio is also due to the increase in net interest income.

Liquidity and Capital Resources

The Savings Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's regulatory liquidity ratio averaged 5.65% during the three months ended June 30, 1996. The Savings Bank manages its liquidity ratio to meet its funding needs, including deposit outflows, disbursements of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Savings Bank also manages its liquidity ratio to meet its asset and liability management objectives.

In addition to funds provided from operations, the Saving Bank's primary sources of funds are savings deposits, principal repayments on loans and mortgage-backed securities, and matured or called investment securities. The Savings Bank also has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh.

Scheduled loan repayments and maturing investment securities are relatively predictable sources of funds. However, savings deposit flows and prepayments on loans and mortgage-backed securities are significantly influenced by changes in market interest rates, economic conditions, and competition. The Savings Bank strives to manage the pricing of its deposits to maintain a balanced stream of cash flows commensurate with its loan commitments and other predictable funding needs.

The Savings Bank invests its excess funds in an overnight deposit account with the Federal Home Loan Bank of Pittsburgh. This provides sufficient liquidity to meet immediate loan commitment and savings withdrawal funding requirements. When applicable, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits. These types of investments may qualify as liquid investments under the OTS regulations. The Company's entire investment portfolio is classified as available for sale to provide greater flexibility for a source of funds.

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At June 30, 1996, the Savings Bank had outstanding commitments to fund off balance sheet items of $23.91 million. In addition, it had certificates of deposit scheduled to mature within six months of $66.78 million, substantially most of which management believes will remain with the Savings Bank.

With the exception of the ongoing federal deposit insurance premium disparity between banks and thrifts and the uncertainty as to when, how and at what cost this issue will be resolved, management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on liquidity, capital resources or operations.

As required by the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS prescribed three separate standards of capital adequacy. The regulations require financial institutions to have minimum regulatory capital equal to 1.50% of tangible assets, minimum core capital equal to 3.00% of adjusted tangible assets, and risk-based capital equal to 8.00% of risk adjusted assets. Set forth below is the table showing the regulatory capital calculation.

The Savings Bank's capital requirements and actual capital under the OTS regulations are as follows at June 30, 1996:

                                                                                          Percent of Regulatory
(Dollar Amounts in Thousands)                                              Amount            Tangible Assets
                                                                   ---------------------- ---------------------
Tangible Capital:
  Actual                                                                      $37,550,000                 10.31
  Required                                                                      5,463,000                  1.50
                                                                   ---------------------- ---------------------
  Excess                                                                      $32,087,000                  8.81
                                                                   ====================== =====================

Core Capital:
  Actual                                                                      $37,550,000                 10.31
  Required                                                                     10,926,000                  3.00
                                                                   ---------------------- ---------------------
  Excess                                                                      $26,624,000                  7.31
                                                                   ====================== =====================


                                                                                             Percent of Risk
                                                                           Amount            Adjusted Assets
                                                                   ---------------------- ---------------------
Risk-Based Capital:
  Actual                                                                      $40,068,000                 19.90
  Required                                                                     16,110,000                  8.00
                                                                   ---------------------- ---------------------
  Excess                                                                      $23,958,000                 11.90
                                                                   ====================== =====================

Regulatory assets                                                            $364,207,000
                                                                   ======================
Risk-adjusted assets for regulatory purposes                                 $201,381,000
                                                                   ======================

FIRST SHENANGO BANCORP, INC.
PART II - OTHER INFORMATION
- - -------------------------------------------------------------------------------

Item 1 - Legal Proceedings                                             None

Item 2 - Changes in Securities                                          N/A

Item 3 - Defaults Upon Senior Securities                                N/A

Item 4 - Submission  of Matters to a Vote of Security  Holders

          (a) The 1996 Annual Meeting of Stockholders of First Shenango Bancorp, Inc. was held on April 23, 1996. Of 2,309,308 shares eligible to vote, 71.88% or 1,660,020 were voted in person or by proxy.

          (b) The stockholders voted to approve the re-election of the two nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of William G. Eckles, II were 1,598,168 shares in favor and 61,852 withheld. The results for the re-election of Dale R. Perelman were 1,597,786 shares in favor and 62,234 shares withheld. There were no broker non-votes. In addition to Messrs. Eckles and Perelman, the directors following the meeting consisted of Ronald P. Bergey, Robert H. Carlson, Francis A. Bonadio and Richard E. Rentz, Jr.

          (c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,640,072 shares in favor, 10,517 against and 9,431 abstaining. There were no broker non-votes.

Item 5 - Other Information                                             None

Item 6 - Exhibits and Reports on Form 8-K
        (a)  Exhibits
             11.   Statement re computation of per share earnings
             27.   Financial data schedule
        (b)  Reports on Form 8-K                                       None