Form 10-Q
period 1996-09-30
FIRST SHENANGO BANCORP INC
filed 1996-10-31
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                                ----------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to ______________________

Commission File Number:    0-21076
                          ---------


                          FIRST SHENANGO BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                      25-1698967
--------------------------------                   -------------------
 (State of other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

                                 (412) 654-6606
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      |X| Yes |_| No

         The number of shares outstanding of each of the issuer's classes of common stock as of October 23, 1996:


          Class                                      Outstanding
 ---------------------------                       ----------------
 $.10 par value common stock                       2,258,047 Shares

                          FIRST SHENANGO BANCORP, INC.


                                      INDEX

                                                                    Page Number

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated  Statements of Financial Position as of
    September 30, 1996 and December 31, 1995                              1

    Consolidated Statements of Income for the Three Months Ended
    September 30, 1996 and 1995 and Nine Months Ended September 30,
    1996 and 1995                                                         2

    Consolidated Statements of Changes in Shareholders' Equity for
    the Year Ended December 31, 1995 and the Nine Months Ended
    September 30, 1996                                                    3

    Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 1996 and 1995                                           4 - 5

    Notes to Consolidated Financial Statements                            6 - 11
    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  12 - 15

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                           16

    Item 2.  Changes in Securities                                       16

    Item 3.  Defaults Upon Senior Securities                             16

    Item 4.  Submission of Matters to a Vote of Security Holders         16

    Item 5.  Other Information                                           16

    Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                               17

PART I - FINANCIAL INFORMATION/Item 1. - Financial Statements
FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                               September 30,          December 31,
ASSETS                                                                                              1996                  1995
                                                                                               -------------          ------------
Cash and Cash Equivalents:

  Cash and amounts due from depository institutions                                             $  1,249,535           $  2,393,990
  Interest bearing deposits in financial institutions                                              6,490,746             13,436,570
                                                                                                 -----------            -----------
                                                                                                   7,740,281             15,830,560
Investment securities available for sale, carried at estimated fair value
  (amortized cost of $113,233,274 and $78,773,914)                                               112,436,303             80,586,601
Loans receivable, net                                                                            255,453,607            228,277,551
Accrued interest receivable                                                                        2,416,471              1,945,776
REO and other repossessed assets, net                                                                939,084                943,087
Premises and equipment, net                                                                        4,033,886              4,229,021
Prepaid expenses, sundry assets and deferred taxes                                                 1,067,896                308,805
                                                                                                 -----------            -----------
    TOTAL ASSETS                                                                                $384,087,528           $332,121,401
                                                                                                 ===========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (including non-interest bearing deposits of $4,670,483 and $3,647,765)                 $263,167,071           $254,405,745
Advances from Federal Home Loan Bank and other borrowings                                         71,109,815             26,665,654
Advance payments by borrowers for taxes and insurance                                                647,391              1,178,402
Accrued expenses, deferred taxes and other liabilities                                             3,044,956              2,249,014
                                                                                                 -----------            -----------
    TOTAL LIABILITIES                                                                            337,969,233            284,498,815

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no stated value, 10,000,000 shares authorized, none issued
  Common stock, $.10 par value, 15,000,000 shares authorized, (2,343,098 issued)                     234,310                234,310
  Additional paid-in capital                                                                      22,386,479             22,339,850
  Treasury stock at cost, (84,901 and 33,790 shares)                                              (1,601,745)              (532,464)
  Less stock acquired by MSBPs and ESOP                                                             (718,160)              (850,822)
  Net unrealized (losses) gains on securities available for sale, net of tax                        (525,970)             1,196,686
  Retained earnings (substantially restricted)                                                    26,343,381             25,235,026
                                                                                                 -----------            -----------
   TOTAL SHAREHOLDERS' EQUITY                                                                     46,118,295             47,622,586
                                                                                                 -----------            -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $384,087,528           $332,121,401
                                                                                                 ===========            ===========







See notes to consolidated financial statements.




FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                      ----------------------          -------------------------

Interest income:                                                          1996             1995            1996            1995
                                                                        --------        ----------      ----------      ----------
  Interest and fees on:
    First mortgage residential loans                                   $2,871,604       $2,477,607     $ 7,923,459     $ 7,327,817
    Commercial and other real estate loans                              1,063,055          770,097       2,919,926       2,050,989
    Consumer loans                                                      1,256,641        1,357,633       3,794,941       3,975,679
  Interest and dividends on investments and FHLB stock                  1,880,687        1,364,735       5,284,693       3,964,311
  Other interest income                                                    58,148           96,548         365,956         211,203
                                                                        ---------        ---------      ----------      ----------
    TOTAL INTEREST INCOME                                               7,130,135        6,066,620      20,288,975      17,529,999
                                                                        ---------        ---------      ----------      ----------
Interest expense:
  Interest on deposits                                                  2,979,647        2,976,161       8,800,647       8,706,324
  Interest on borrowed funds                                              868,532          276,963       2,101,502         663,452
                                                                        ---------        ---------      ----------      ----------
    TOTAL INTEREST EXPENSE                                              3,848,179        3,253,124      10,902,149       9,369,776
                                                                        ---------        ---------      ----------      ----------
    NET INTEREST INCOME                                                 3,281,956        2,813,496       9,386,826       8,160,223

Provision for loan losses                                                 224,736          212,482         673,730         685,471
                                                                        ---------        ---------      ----------      ----------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                     3,057,220        2,601,014       8,713,096       7,474,752
Non-interest income:
  Service charges and other fees                                          200,662          210,968         583,722         629,217
  Gain on sale of investments and loans, net                               51,772           84,157         214,114          86,996
  Other                                                                       656            2,376           3,138           9,703
                                                                        ---------        ---------      ----------      ----------
    TOTAL NON-INTEREST INCOME                                             253,090          297,501         800,974         725,916
Non-interest expense:
  Salaries and employee benefits                                          758,020          687,003       2,255,027       2,075,512
  Occupancy and equipment, net                                            253,371          266,546         783,752         803,016
  Deposit insurance premiums                                            1,814,532          145,827       2,107,419         434,204
  Professional services                                                    60,591           64,861         182,646         205,754
  REO operations                                                           73,140           32,534         188,969          49,585
  Other                                                                   329,961          316,108         992,883         982,124
                                                                        ---------        ---------      ----------      ----------
    TOTAL NON-INTEREST EXPENSE                                          3,289,615        1,512,879       6,510,696       4,550,195
                                                                        ---------        ---------      ----------      ----------
    INCOME BEFORE INCOME TAXES                                             20,695        1,385,636       3,003,374       3,650,473
Income tax expense:
  Federal                                                                  32,650          464,600         974,275       1,158,600
  State                                                                  (22,225)           80,675         171,575         216,700
                                                                        ---------        ---------      ----------      ----------
    TOTAL INCOME TAX EXPENSE                                               10,425          545,275       1,145,850       1,375,300
                                                                        ---------        ---------      ----------      ----------
    NET INCOME                                                         $   10,270       $  840,361     $ 1,857,524     $ 2,275,173
                                                                        =========        =========      ==========      ==========
Earnings per share                                                     $     0.00       $     0.37     $      0.82     $      1.00
Dividends declared per share                                           $     0.12       $     0.10     $      0.34     $      0.28



See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                              Unallocated  Unallocated                    Retained
                                     Additional                  Common      Common       Unrealized      Earnings,    Consolidated
                            Common    Paid-In      Treasury    Stock Held   Stock Held    (Loss) Gain   Substantially  Shareholders'
                            Stock     Capital       Stock        by ESOP     by MSBPs    on Securities   Restricted      Equity
                           -------- ----------    ----------  -----------  ------------  -------------  -------------  -------------

December 31, 1994          $234,310 $22,252,610   $(157,000)   $(892,551)   $(158,123)    $(401,406)    $23,002,750     $43,880,590

Deferred and unearned
compensation amortization
of ESOP and MSBPs shares                100,800                  114,568       85,284                                       300,652

Stock options exercised                 (13,560)     43,560                                                                  30,000

Net income                                                                                                3,079,186       3,079,186

Cash dividends declared on
common stock at $.38 per
share                                                                                                      (846,910)       (846,910)

Purchase of 25,790 shares
of treasury stock                                  (419,024)                                                               (419,024)

Change in unrealized gain
on investment securities
available for sale, net                                                                   1,598,092                       1,598,092
                            -------  ----------    --------     --------      -------     ---------      ----------      ----------
December 31, 1995           234,310  22,339,850    (532,464)    (777,983)     (72,839)    1,196,686      25,235,026      47,622,586

Deferred and unearned
compensation amortization
of ESOP and MSBPs shares                 90,000                   86,180       45,635                                       221,815

Stock options exercised                 (42,524)     95,994                                                                  53,470

MSBP shares forfeited                      (847)                                  847

Net income                                                                                                1,857,524       1,857,524

Cash dividends declared on
common stock at $.34 per
share                                                                                                      (749,169)       (749,169)

Purchase of 56,458 shares of
treasury stock                                   (1,165,275)                                                             (1,165,275)

Change in unrealized gain
(loss) on investment
securities available for
sale, net                                                                                (1,722,656)                     (1,722,656)
                            -------  ----------  ----------      --------      -------     ---------     ----------      ----------

September 30, 1996         $234,310 $22,386,479 $(1,601,745)    $(691,803)   $(26,357)    $(525,970)    $26,343,381     $46,118,295



See notes to consolidated financial statements.



FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                  ----------------------------
                                                                                                     1996              1995
                                                                                                  ----------        ----------
OPERATING ACTIVITIES

Net Income                                                                                        $1,857,524        $2,275,173
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net gain on sale of investments and loans                                                       (214,114)          (86,996)
    Provision for estimated losses on loans                                                          673,730           685,471
    Provisions for net losses on REO, repossessed and other assets                                   107,506             7,945
    Provisions for depreciation and amortization                                                     323,984           362,726
    Amortization of MSBPs and ESOP unearned and deferred
      compensation                                                                                   221,815           210,427
    Deferred federal income taxes                                                                   (126,000)           (6,000)
    Increase in accrued interest receivable, prepaid
      expenses and sundry assets                                                                    (832,786)         (520,859)
    Increase in accrued expenses and other liabilities                                             1,200,329         1,229,971
    Increase in interest payable                                                                   2,334,122         2,596,366
                                                                                                 -----------       -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      5,546,110         6,754,224
INVESTING ACTIVITIES
Proceeds from maturities of investments available for sale                                         8,000,000         4,000,000
Proceeds from maturities of investments held to maturity and time deposits                                          18,929,000
Proceeds from sales of investment securities available for sale                                   17,891,884        22,755,401
Proceeds from sales of mortgage-backed securities available for sale                              11,787,370
Proceeds from sales of education loans                                                             1,422,538           855,626
Purchases of investments available for sale                                                      (36,689,214)      (21,420,916)
Purchases of investments held to maturity and time deposits                                                        (17,152,146)
Purchases of mortgage-backed securities and CMOs available for sale                              (38,776,663)      (13,358,462)
Principal reduction on mortgage-backed securities and CMOs                                         5,630,653         2,671,295
Proceeds from sales of foreclosed real estate, repossessed and other assets                          563,276           636,818
First mortgage loan originations, net of loans in process                                        (38,034,444)      (12,300,980)
Commercial and other real estate loan originations                                               (19,799,820)      (16,116,539)
Consumer loan originations                                                                       (20,028,049)      (23,213,868)
Principal reduction on loans                                                                      47,950,136        39,312,417
Purchase of Federal Home Loan Bank stock                                                          (2,116,200)          (32,600)
Additions to premises and equipment                                                                 (128,849)         (142,203)
                                                                                                 -----------       -----------
      NET CASH USED BY INVESTING ACTIVITIES                                                      (62,327,382)      (14,577,157)




FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended
                                                                                  September 30,
FINANCING ACTIVITIES                                                          1996              1995
                                                                          -----------     -------------

Net increase (decrease) in money market and NOW deposits                    7,342,269        (1,508,927)
Net decrease in savings deposits                                           (2,484,663)       (7,957,841)
Net increase in certificates of deposit                                     1,742,649        12,550,634
Proceeds of FHLB borrowings                                                50,768,000        26,216,600
Repayment of FHLB borrowings                                               (6,218,053)      (14,500,000)
Net decrease in other borrowings                                             (105,786)          (91,932)
Net decrease in advance payments by borrowers                                (531,011)         (596,492)
Net proceeds from stock options exercised                                      53,470            30,000
Payment of cash dividend on common stock                                     (710,607)         (558,406)
Purchase of treasury stock                                                 (1,165,275)         (316,524)
                                                                           ----------       -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                              48,690,993        13,267,112
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (8,090,279)        5,444,179
Cash and cash equivalents at beginning of period                           15,830,560        10,026,006
                                                                           ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 7,740,281      $ 15,470,185
                                                                           ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                                                 $8,571,582        $6,745,953
  Income taxes                                                             $1,867,197        $1,260,957
Non-cash investing activities:
  Transfer from loans to real estate owned                                   $274,369          $308,555
  Transfer from loans to other repossessed assets                            $814,618          $491,672
Non-cash financing activities:
  Dividends declared but not paid                                            $261,670          $222,527





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

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

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

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 1996 and 1995 have been computed based on 2,274,779 and 2,286,132 weighted average shares and common stock equivalents outstanding, respectively. Earnings per share for the three months ended September 30, 1996 and 1995 have been based on 2,261,295 and 2,294,695 weighted average shares and common stock equivalents outstanding, respectively. The Company accounts for shares acquired by its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account.

NOTE 3.  INVESTMENT SECURITIES

A summary of investment securities is as follows:



September 30, 1996                                                                     Available for sale
                                                          ------------------------------------------------------------------------
                                                                                   Gross            Gross           Estimated
                                                               Amortized        Unrealized        Unrealized           Fair
                                                                  Cost             Gains            Losses             Value
                                                          ------------------- ---------------  ---------------- ------------------
U.S. Government and agency securities                            $ 15,598,052        $ 27,553      $   (94,908)       $ 15,530,697
Collateralized mortgage obligations                                36,012,956         222,522         (467,282)         35,768,196
Municipal obligations                                              18,517,226         202,491          (36,392)         18,683,325
Other debt securities                                                 250,000          11,094                              261,094
Mortgage-backed securities                                         29,263,083         227,876         (864,273)         28,626,686
FHLMC preferred stock                                                 500,000          11,140                              511,140
FNMA preferred stock                                                2,000,000           4,372                            2,004,372
FHLB stock                                                          3,538,400                                            3,538,400
Adjustable rate mortgage-backed security mutual funds               7,553,557                          (41,164)          7,512,393
                                                                  -----------         -------       ----------         -----------
                                                                 $113,233,274        $707,048      $(1,504,019)       $112,436,303
                                                                  ===========         =======       ==========         ===========


The amortized cost and estimated fair value of investment securities at September 30, 1996 by contractual maturity are as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and CMOs are not due at a single maturity date; periodic payments are received on the securities based on the payment patterns of the underlying collateral.



                                                                                  Available for Sale
                                                                        ------------------------------------
                                                                             Amortized         Estimated
                                                                               Cost            Fair Value
                                                                        ------------------ -----------------
Debt securities:
  Due in one year or less                                                   $  2,459,291      $  2,486,844
  Due after one year through five years                                       10,250,000        10,198,594
  Due after five years through ten years                                       3,181,585         3,166,622
  Due after 10 years through 20 years                                          9,534,658         9,613,695
  Due after 20 years                                                           8,939,744         9,009,361
                                                                             -----------       -----------
  Total                                                                       34,365,278        34,475,116
Mortgage-backed securities and CMOs maturing at various dates
through 2026                                                                  65,276,039        64,394,882
Equity securities, including FHLB stock                                       13,591,957        13,566,305
                                                                             -----------       -----------
  Total investment securities                                               $113,233,274      $112,436,303
                                                                             ===========       ===========


NOTE 4.  FIRST MORTGAGE LOANS



                                                                 September 30, 1996        December 31, 1995
                                                                 ------------------        -----------------
Conventional:
  1 - 4 family residential                                         $154,361,988             $125,782,247
  Construction loans to builders                                        926,563                1,291,600
Partially guaranteed by the Veterans Administration                   1,419,546                1,720,688
Insured by the Federal Housing Administration                         1,168,792                1,302,768
                                                                    -----------              -----------
                                                                    157,876,889              130,097,303
Less loans in process                                                 5,755,860                1,178,284
                                                                    -----------              -----------
                                                                    152,121,029              128,919,019
Unearned discounts                                                       (9,194)                 (11,042)
Net deferred loan fees and expenses                                    (923,720)                (642,473)
Allowance for loan losses                                              (332,000)                (332,000)
                                                                    -----------              -----------
                                                                   $150,856,115             $127,933,504
                                                                    ===========              ===========


Activity in the allowance for loan losses for first mortgage loans is summarized as follows:


                                              Nine Months Ended
                                                September 30,
                                    --------------------------------------
                                           1996                1995
                                    ------------------  ------------------
Balance at beginning of period                $332,000            $331,744
Provisions charged to income                                           256
                                               -------             -------
Balance at end of period                      $332,000            $332,000
                                               =======             =======


Mortgage loans in arrears three months or more or in process of foreclosure were as follows:

                                                              Percentage of
Period                  Number of Loans       Amount       First Mortgage Loans
----------------------  ---------------       -------      --------------------
September 30, 1996            20             $752,787            0.50
December 31, 1995             11             $201,572            0.16



The foregone interest on these loans for the periods ended September 30, 1996 and December 31, 1995 was $27,434 and $9,695, respectively.

NOTE 5.  COMMERCIAL AND OTHER REAL ESTATE LOANS



                                               September 30, 1996        December 31, 1995
                                            ------------------------  -----------------------
Commercial and other real estate loans                  $ 23,769,782              $23,140,948
Commercial business loans                                 22,949,704               13,531,196
Commercial land development loans                          2,489,475                3,069,209
Land loans                                                   274,008                  194,764
                                                         -----------               ----------
                                                          49,482,969               39,936,117
Less loans in process                                      1,771,783                  601,876
                                                         -----------               ----------
                                                          47,711,186               39,334,241
Unearned discounts                                           (88,310)                 (88,310)
Net deferred fees and expenses                              (257,234)                (212,728)
Allowance for loan losses                                 (1,018,800)                (853,800)
                                                         -----------               ----------
                                                        $ 46,346,842              $38,179,403
                                                         ===========               ==========


Activity in the allowance for loan losses for commercial and other real estate loans is summarized as follows:


                                             Nine Months Ended
                                               September 30,
                                     ----------------------------------
                                           1996              1995
                                     ----------------- ----------------
Balance at beginning of period                $853,800       $1,125,434
Provisions charged to income                   225,000          450,000
Charge-offs                                    (60,000)         (56,634)
                                             ---------        ---------
Balance and end of period                   $1,018,800       $1,518,800
                                             =========        =========


Commercial and other real estate loans in arrears three months or more, other non-performing loans or loans in process of foreclosure were as follows:


                                                      Percentage of Commercial and Other
Period              Number of Loans     Amount                 Real Estate Loans
------------------- ---------------    -------        ----------------------------------
September 30, 1996        6            $49,364                     0.11
December 31, 1995         1           $294,798                     0.77



The foregone interest on these loans for the periods ended September 30, 1996 and December 31, 1995 was $2,307 and $18,643, respectively.

At September 30, 1996, the Company held one loan with a balance of $1.79 million considered impaired under FAS 114. Because the market value of the collateral securing this loan exceeds the loan's recorded balance, no specific reserve is deemed necessary, however, the loan has been included in management's assessment of the adequacy of general valuation allowances. Approximately $107,000 in interest income was recorded on this loan during the nine months ended September 30, 1996. This loan has not been placed on non-accrual status, nor does management expect it to be in the foreseeable future. There were no other loans considered impaired during the nine months ended September 30, 1996.

NOTE 6.  CONSUMER LOANS



                                                     September 30, 1996       December 31, 1995
                                                     ------------------       -----------------
Education loans held for sale                          $  3,473,036             $  3,587,283
Loans secured by deposit accounts                         1,298,126                1,230,422
FHA Title I improvement loans, net of unearned
  interest of $0 and $197                                   294,664                  523,912
Mobile home loans, net of unearned
  interest of $0 and $3,736                                  46,490                   88,254
Automobile loans                                         35,706,502               42,845,656
Consumer loans                                            2,311,497                2,287,067
Home equity loans                                        15,346,654               11,465,463
                                                        -----------              -----------
                                                         58,476,969               62,028,057
Net deferred loan fees and expenses                       1,113,569                1,422,445
Allowance for loan losses                                (1,339,888)              (1,285,858)
                                                        -----------              -----------
                                                       $ 58,250,650             $ 62,164,644
                                                        ===========              ===========



The fair value of education loans held for sale approximates book value at September 30, 1996 and December 31, 1995.

Activity in the allowance for loan losses for consumer loans is summarized as follows:


                                               Nine Months Ended
                                                 September 30,
                                       ---------------------------------
                                             1996             1995
                                       ---------------- ----------------
Balance at beginning of period            $1,285,858       $1,242,454
Provisions charged to income                 448,730          235,215
Charge-offs                                 (427,749)        (246,281)
Recoveries                                    33,049           31,988
                                           ---------        ---------
Balance at end of period                  $1,339,888       $1,263,376
                                           =========        =========


Consumer loans in arrears three months or more were as follows:



Period                   Number of Loans        Amount       Percentage of Consumer Loans*
------------------       ---------------      ---------      -----------------------------
September 30, 1996              67             $177,682               0.32
December 31, 1995               38             $215,933               0.37



*Excluding education loans held for sale.

The foregone interest on these loans for the periods ended September 30, 1996, and December 31, 1995, was $7,306 and $6,595, respectively.

NOTE 7.  COMMITMENTS

Commitments for financial instruments with off-balance sheet risk are as follows at September 30, 1996:

Commitments to originate first mortgage loans                 $ 3,273,725

Commitments to originate commercial and other real
estate loans                                                    1,326,471

Commitments to originate consumer loans                         1,957,686

Commercial lines of credit available                            3,624,337

Commercial letters of credit                                    2,406,475

Home equity lines of credit available                           6,035,087

Personal unsecured lines of credit available                    1,999,752
                                                               ----------
                                                              $20,623,533
                                                               ==========

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

NOTE 8.  SUBSEQUENT EVENTS

On October 8, 1996, the Savings Bank's Board of Directors declared a dividend of $50.00 per share on its common stock to be paid on or about November 18, 1996 to the Company, which is the Bank's sole shareholder. The Savings Bank obtained a six month advance from the FHLB of Pittsburgh in order to pay this dividend.

On October 24, 1996, the Company announced an offer to purchase for cash up to 200,000 shares of its common stock at a purchase price not in excess of $23.75 nor less than $20.50 per share. The Company will, upon the terms and subject to the conditions of the offer, determine the purchase price that it will pay for shares validly tendered pursuant to the offer taking into account the number of shares so tendered and the prices specified by tendering shareholders. The Company reserves the right, in its sole discretion, to purchase more than 200,000 shares pursuant to the offer. The offer will expire on Monday, November 25, 1996 at 5:00 p.m., eastern time unless the offer is extended. The purpose of this offer is to increase the Company's leverage, its return on equity and earnings per share. The number of shares and the price at which they may be tendered can not be reliably estimated at this time. The Savings Bank will remain "well capitalized" according to regulatory guidelines at the conclusion of the offer.



                                                    FIRST SHENANGO BANCORP, INC.
                                                   PART I - FINANCIAL INFORMATION
                                          Item 2. - Management's Discussion and Analysis of
                                            Financial Condition and Results of Operations
------------------------------------------------------------------------------------------------------------------------------------


                                                              At or For the Nine            At or For the Three
                                                                 Months Ended                   Months Ended
                                                                 September 30,                 September 30,
                                                         ---------------------------    --------------------------
Statistical Data:                                           1996 (1)       1995 (1)        1996 (1)      1995 (1)
                                                         ------------- -------------    ------------ -------------
Return on average assets                                     0.69%         0.96%           0.01%         1.04%
Return on average assets (2)                                 1.07%          N/A            1.10%          N/A
Return on average equity                                     5.25%         6.73%           0.09%         7.33%
Return on average equity (2)                                 8.17%          N/A            8.87%          N/A
Average equity to average assets                            13.10%        14.27%          12.41%        14.14%
Average interest rate spread (FTE)                           3.08%         3.02%           3.12%         3.04%
Net yield on average interest-earning assets (FTE)           3.68%         3.65%           3.69%         3.70%
Non-interest expense to average assets                       2.41%         1.92%           3.48%         1.87%
Non-interest expense to average assets (2)                   1.79%          N/A            1.72%          N/A
Efficiency ratio                                            65.30%        51.77%          94.43%        50.02%
Efficiency ratio (2)                                        48.59%          N/A           46.63%          N/A
Nonperforming assets to total assets                         0.51%         0.75%           0.51%         0.75%
Allowance for loan losses to gross loans receivable          1.04%         1.36%           1.04%         1.36%
Book value per share, net of treasury shares               $20.42        $19.99          $20.42        $19.99


(1) Applicable income and expense figures have been annualized in calculating these ratios.
(2) Pro forma excluding the effect of the SAIF special assessment on September 30, 1996.
(FTE) Fully taxable-equivalent basis.

Management's Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 1996 and 1995.

On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 which included long anticipated legislation to recapitalize the Savings Association Insurance Fund (SAIF) via a special assessment on thrift industry deposits. As a result of this legislation, the Company recorded a liability and corresponding pre-tax charge to income of $1.67 million as of September 30 for the payment anticipated to be made to the SAIF on November 27, 1996. This charge to income reduced the Company's net income by $1.03 million for the quarter ending September 30, 1996 after considering the associated income taxes. Without this charge, for the quarter the Company's net income would have been $1.04 million, earnings per share $0.46, the return on average assets 1.10% and the return on average equity 8.87%.

This legislation will also reduce the Company's SAIF insurance fees from $0.23 per $100.00 (23 basis points) annually to approximately 6.4 basis points annually effective January 1, 1997. Although this remains higher than the approximately 1.3 basis points to be paid by Bank Insurance Fund (BIF) insured institutions, it represents a significant improvement from the 23 basis point disparity which has been present.

During the three months ended September 30, 1996, the Company continued to experience balance sheet growth as increases in deposits and FHLB advances and other borrowings of $1.29 million and $16.17 million, respectively, were used along with available funds to fund growth of $8.52 million in mortgage loans and $4.54 million in commercial and other real estate loans since June 30. The average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, experienced an 8 basis point increase and a 1 basis point decrease, respectively, from the three months ended September 30, 1995 to the same period in 1996. A series of leveraging transactions has increased the average investment portfolio $27.88 million, while the average mortgage loan portfolio increased $21.52 million and the average commercial and other real estate loan portfolio increased $11.64 million from year to year. These increases, partially offset by a $4.95 million decrease in the average consumer loan portfolio, have helped increase net interest income. Demand has been strong throughout most of 1996 for first mortgage and commercial and other real estate loans, while management has elected to reduce its exposure somewhat to indirect automobile lending.

Provisions for loan losses increased $13,000 to $225,000 for the three months ended September 30, 1996 from $212,000 for same period in 1995. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $980,000, and other non-performing assets, namely REO and other repossessed assets, were $939,000 at September 30, 1996, for a total of $1.92 million in non-performing assets. The primary reason for the increase in non-accrual loans from June 30, 1996 is one single-family loan in the amount of $334,000 which became 90 days delinquent during the third quarter. Interest received in cash of $9,038 on non-accrual loans is included in net income for the 1996 quarter. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.06% at September 30, 1996. Total non-performing assets as a percentage of total assets was 0.51% at September 30, 1996.

Total non-interest income decreased $43,000, or 14.48%, in 1996 primarily due to a $32,000 decrease in the gain on sale of investments and loans. During the 1996 quarter, two municipal bonds were sold at a gain of $32,000, while the 1995 gains were due to the sale of three GNMA mortgage-backed securities at a gain of $64,000. Service charges and other fees decreased $10,000 from year to year, and other non-interest income declined by $1,000.

Total non-interest expense increased $1.78 million, or 117.38%, primarily due to the previously discussed SAIF assessment. Salaries and employee benefits increased $71,000, or 10.34% between the 1995 and 1996 quarters, primarily as a result of normal annual merit increases in salaries, increased amortization expense relating to the ESOP due to the Company's higher average stock price in 1996, and overtime worked in order to meet loan demand. REO operation expense increased $41,000 in 1996 due to a $7,000 loss on the sale of a foreclosed property, the establishment of an additional $30,000 reserve on a property held in REO and expenses associated with the former BFH office building which was acquired in the fourth quarter of 1995. Other expense categories experienced nominal dollar variances.

Excluding the effect of the SAIF assessment, the Company's efficiency ratio improved from 50.02% for the three months ending September 30, 1995 to 46.63% for the three months ending September 30, 1996, while the ratio of non-interest expenses to average assets improved from 1.87% to 1.72%. The improvement in both of these key ratios is evidence of management's continuing dedication to cost control. The improvement in the efficiency ratio is also due to the increase in net interest income.

Management's Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 1996 and 1995.

On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 which included long anticipated legislation to recapitalize the Savings Association Insurance Fund (SAIF) via a special assessment on thrift industry deposits. As a result of this legislation, the Company recorded a liability and corresponding pre-tax charge to income of $1.67 million as of September 30 for the payment anticipated to be made to the SAIF on November 27, 1996. This charge to income reduced the Company's net income by $1.03 million for the nine months ending September 30, 1996 after considering the associated income taxes. Without this charge, for the nine months the Company's net income would have been $2.89 million, earnings per share $1.27, the return on average assets 1.07% and the return on average equity 8.17%.

This legislation will also reduce the Company's SAIF insurance fees from $0.23 per $100.00 (23 basis points) annually to approximately 6.4 basis points annually effective January 1, 1997. Although this remains higher than the approximately 1.3 basis points to be paid by Bank Insurance Fund (BIF) insured institutions, it represents a significant improvement from the 23 basis point disparity which has been present.

During the nine months ended September 30, 1996, the Company continued to implement its strategy of increasing earnings through leveraging the balance sheet. The Savings Bank borrowed $50.77 million from the Federal Home Loan Bank of Pittsburgh (FHLB) during the nine months which was used to repay maturing FHLB advances and to fund purchases of investment securities and growth in the mortgage and commercial and other real estate loan portfolios. In addition, an increase of $8.76 million in deposits was used along with available funds to fund this balance sheet growth. The average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, experienced 6 basis point and 3 basis point increases, respectively, from the nine months ended September 30, 1995 to the same period in 1996. A series of leveraging transactions has increased the average investment portfolio $22.67 million, while the average mortgage loan portfolio increased $9.38 million and the average commercial and other real estate loan portfolio increased $11.19 million. These increases, partially offset by a $3.72 million decrease in the average consumer loan portfolio, have helped increase net interest income from year to year. Demand has been strong throughout most of 1996 for first mortgage and commercial and other real estate loans, while management has elected to reduce its exposure somewhat to indirect automobile lending.

Provisions for loan losses decreased $11,000 to $674,000 for the nine months ended September 30, 1996 from $685,000 for same period in 1995. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $980,000, and other non-performing assets, namely REO and other repossessed assets, were $939,000 at September 30, 1996, for a total of $1.92 million in non-performing assets. The primary reason for the increase in non-accrual loans from June 30, 1996 is one single-family loan in the amount of $334,000 which became 90 days delinquent during the third quarter. Interest received in cash of $40,187 on non-accrual loans is included in 1996 net income. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.06% at September 30, 1996. Total non-performing assets as a percentage of total assets was 0.51% at September 30 ,1996.

Total non-interest income increased $75,000, or 10.33%, in 1996 due to a $127,000 increase in the gain on sale of investments and loans. The 1996 gains were primarily due to the sale of GNMA mortgage-backed securities in the first quarter and municipal bonds in the third quarter of 1996, partially offset by a $49,000 loss on the sale of an adjustable rate mortgage-backed security mutual fund in the second quarter. Service charges and other fees decreased $45,000 from year to year, and other non-interest income declined by $7,000.

Total non-interest expense increased $1.96 million, or 43.08%, primarily as a result of the previously discussed SAIF assessment and a $139,000 increase in REO operation expense. Reserves for losses totalling $55,000 were recorded on two REO properties in March 1996, an additional $30,000 reserve was established in July 1996 and a loss of $7,000 was taken on the sale of a foreclosed property in the third quarter. The remainder of the increase is primarily due to expenses associated with the former BFH office building acquired in the fourth quarter of 1995. Salaries and employee benefits increased $180,000, or 8.65% between the 1995 and 1996 periods, primarily as a result of normal annual merit increases in salaries, increased ESOP amortization expenses due to the higher average stock price and overtime worked to meet loan demand. Other expense categories experienced nominal dollar variances.

Excluding the effect of the SAIF assessment, the Company's efficiency ratio improved from 51.77% at September 30, 1995 to 48.59% at September 30, 1996, while the ratio of non-interest expenses to average assets improved from 1.92% to 1.79%. The improvement in both of these key ratios is evidence of management's continuing dedication to cost control. The improvement in the efficiency ratio is also due to the increase in net interest income.

Liquidity and Capital Resources

The Savings Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's regulatory liquidity ratio averaged 6.06% during the three months ended September 30, 1996. The Savings Bank manages its liquidity ratio to meet its funding needs, including deposit outflows, disbursements of payments collected from borrowers for taxes and insurance, and loan principal disbursements. The Savings Bank also manages its liquidity ratio to meet its asset and liability management objectives.

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

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At September 30, 1996, the Savings Bank had outstanding commitments to fund off balance sheet items of $20.62 million. In addition, it had certificates of deposit scheduled to mature within six months of $83.29 million, substantially most of which management believes will remain with the Savings Bank.

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

The Savings Bank's capital requirements and actual capital under the OTS regulations are as follows at September 30, 1996:



                                                                   Percent of Regulatory
(Dollar Amounts in Thousands)                        Amount            Tangible Assets
                                                     ------        ---------------------
Tangible Capital:
  Actual                                          $ 37,572,000                9.88
  Required                                           5,703,000                1.50
                                                   -----------               -----
  Excess                                          $ 31,869,000                8.38
                                                   ===========               =====

Core Capital:
  Actual                                           $37,572,000                9.88
  Required                                          11,406,000                3.00
                                                   -----------               -----
  Excess                                          $ 26,166,000                6.88
                                                   ===========               =====

                                                                       Percent of Risk
                                                     Amount            Adjusted Assets
                                                     ------            ---------------
Risk-Based Capital:
  Actual                                          $ 40,205,000               18.90
  Required                                          17,018,000                8.00
                                                   -----------               -----
  Excess                                          $ 23,187,000               10.90
                                                   ===========               =====
Regulatory assets                                 $380,204,000
                                                   ===========
Risk-adjusted assets for regulatory purposes      $212,727,000
                                                   ===========

FIRST SHENANGO BANCORP, INC.
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1 - Legal Proceedings                                            None

Item 2 - Changes in Securities                                        N/A

Item 3 - Defaults Upon Senior Securities                              N/A

Item 4 - Submission of Matters to a Vote of Security Holders          None

Item 5 - Other Information                                            None

Item 6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits
              11.   Statement re computation of per share earnings
              27.   Financial data schedule
         (b)  Reports on Form 8-K
                  The Company filed Form 8-K (Item 5) on
                  September 10, 1996 to announce the appointment of R. Joseph Hrach to the Company's Board of
                  Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST SHENANGO BANCORP, INC.




Date:      October 25, 1996          By:  /s/ Francis A. Bonadio
           ----------------               ----------------------
                                          FRANCIS A. BONADIO
                                          President and Chief Executive Officer




Date:      October 25, 1996          By:  /s/ Lonny D. Robinson
           ----------------               ---------------------
                                          LONNY D. ROBINSON
                                          Vice President and Chief Financial
                                            Officer