Form 10-K
period 1996-12-31
FIRST SHENANGO BANCORP INC
filed 1997-03-26
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended    DECEMBER 31, 1996
                           -----------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  (NO FEE REQUIRED)

For the transition period from                  to
                               ----------------    --------------------

Commission File Number:   0-21076
                          ------------------------------------------------------

                          FIRST SHENANGO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                 25-1698967
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 FIRST FEDERAL PLAZA, 25 NORTH MILL STREET, P. O. BOX 671, NEW CASTLE, PA 16103
--------------------------------------------------------------------------------
Address of principal executive offices)                               (Zip Code)

                                 (412) 654-6606
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

 Title of Each Class                   Name of Each Exchange on Which Registered
      None                                             None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
--------------------------------------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    |X| Yes    |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $45,719,115 at February 28, 1997 based on the closing sales price of $25.25 at February 28, 1997.

    As of March 18, 1997, the Registrant had outstanding 2,058,610 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Page 2 and pages 4 through 36 of the annual report to shareholders for the year ended December 31, 1996.

2. Part III -- Portions of the proxy statement for the annual meeting to be held on April 22, 1997.

                                 FORM 10-K INDEX

PART 1                                                                      PAGE
                                                                            ----
Item 1.          Description of Business                                      1
Item 2.          Description of Properties                                   17
Item 3.          Legal Proceedings                                           17
Item 4.          Submission of Matters to a Vote of Security Holders         18

PART II

Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters                                         18
Item 6.          Selected Financial Data                                     18
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         18
Item 8.          Financial Statements and Supplementary Data                 18
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         18

PART III

Item 10.         Directors and Executive Officers of the Registrant          18
Item 11.         Executive Compensation                                      18
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management                                                  18
Item 13.         Certain Relationships and Related Transactions              19

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K                                                    19

Signatures                                                                   20
Exhibit Index                                                                21
Exhibits                                                                     22

                                     PART I

Item 1. Business
----------------

The Holding Company. First Shenango Bancorp, Inc. (the "Company") is a unitary savings and loan holding company that was incorporated in December 1992 under the laws of the Commonwealth of Pennsylvania for the sole purpose of acquiring all of the issued and outstanding common stock of First Federal Savings Bank of New Castle (the "Savings Bank" or "First Federal"). This acquisition occurred in connection with the simultaneous conversion on April 5, 1993 of First Federal from a mutual to a stock institution.

The Savings Bank. First Federal Savings Bank of New Castle is a federally chartered stock savings bank headquartered in New Castle, Pennsylvania, with three branch offices located within the surrounding townships. The Savings Bank was founded in 1887 as a Pennsylvania chartered association under the name of New Castle Mutual Building and Loan Association, which merged with Equitable Federal Savings and Loan Association of New Castle in 1940. Upon completion of the 1993 conversion, First Federal changed its name to First Federal Savings Bank of New Castle.

Since 1936, the Savings Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC"), and the Savings Bank has been a member of the Federal Home Loan Bank System since 1933. The Savings Bank is a community oriented, full service retail savings institution offering traditional mortgage loan products. During recent years, the Savings Bank has expanded its loan origination activities to include multi-family, commercial real estate, consumer, and commercial business loans. At December 31, 1996 the Company had total assets, deposits, and shareholders' equity of $405,785,000, $267,619,000 and $43,054,000, respectively.

                                   COMPETITION

The Company encounters substantial competition both in the attraction of deposits and origination of real estate and other loans. Its most direct competition for deposits has come from two locally headquartered commercial banks, one local savings association and branches of three regional banks in its market area. Due to their size, many of the Company's competitors possess greater financial and marketing resources. Based on published figures, the Company is the third largest financial institution headquartered in Lawrence County on the basis of assets at December 31, 1996. The Company competes for savings by offering depositors competitive interest rates on deposits and a high level of personal service.

Competition for mortgage loans is not limited to local financial institutions. The Company's market area has seen moderate unemployment and some population decline. Because of the lack of economic growth and declining population, the Company has had to invest in mortgage markets in surrounding counties and purchase loans outside of its market area. Due to economic conditions in its market area and partly as a result of the opening of the new Pittsburgh International Airport and the expressway from the airport to New Castle, the Company is considering expansion to the south and east of Lawrence County, although it has no current definitive plans to do so.

The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and contractors. The Company competes for deposits by offering a wide variety of deposit accounts at competitive rates, convenient business hours, and four accessible office locations with interbranch deposit and withdrawal privileges at each.

                                   MARKET AREA

During its 110 year existence, the Savings Bank has focused on serving its customers located in Lawrence County, Pennsylvania, which includes the city of New Castle and the surrounding townships. The Savings Bank also serves customers located in the neighboring Pennsylvania counties of Mercer, Beaver, Butler, and Allegheny and the Ohio counties of Trumbull, Mahoning, and Columbiana. Together, these Pennsylvania and Ohio counties are the primary marketing area for the Company. Educational facilities, health care facilities, manufacturing, and service industries are typical of the employer base in this area. The Company is one of several local thrifts, local commercial banks, and regional commercial banks serving this concentrated market.

This area was founded on manufacturing, which continues to play a major role in the economy. Manufacturing employment in Lawrence County is supplemented by a growing service sector. The largest service employers in Lawrence County are the three hospitals; federal, state and local government; the local school districts and Westminster College.

                                    EMPLOYEES

As of December 31, 1996, the Company had 110 employees on its staff. These employees are not represented by a collective bargaining agent or union, and the Company believes it enjoys satisfactory relations with its personnel.

                                  SUBSIDIARIES

The Savings Bank has one wholly owned subsidiary, Tri-State Service Corporation ("Tri- State"). Tri-State was incorporated in the Commonwealth of Pennsylvania in May 1971 to engage in real estate development and sales, property management, real estate rentals, mortgage lending, appraisal services and insurance services. Tri-State, which has been dormant since 1986, holds a 10% ownership interest in a 175 unit apartment complex from which it receives income. Tri-State has an investment in the partnership of $22,000 at December 31, 1996.

                                   REGULATION

General. As a federally chartered, SAIF-insured savings bank, the Savings Bank is subject to extensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Savings Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

The OTS regularly examines the Savings Bank and prepares reports for consideration by the Savings Bank's Board of Directors on any deficiencies that they find in the Savings Bank's operations. The Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Savings Bank's mortgage documents.

The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Savings Bank and their operations. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission ("SEC").

Set forth below is a brief description of certain laws which relate to the regulation of the Savings Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Insurance of Deposit Accounts. The Savings Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured account (as defined by law and regulation). The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time.

On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") which included legislation to recapitalize the SAIF via a special assessment on thrift industry deposits. As a result of DIFA, the Savings Bank paid $1.67 million to the SAIF on November 27, 1996. DIFA also reduced the Savings Bank's SAIF insurance fees from $0.23 per $100.00 (23 basis points) annually to 0 basis points annually effective January 1, 1997. BIF and SAIF insurance fees were set at a range of 0 to 27 basis points annually, and the minimum annual FDIC assessment of $2,000 was eliminated. DIFA also mandated an assessment on both BIF and SAIF insured institutions in order to meet the obligations of the Financing Corporation ("FICO"). The annual BIF and SAIF assessments were set at 1.296 basis points and 6.48 basis points, respectively. As a result of the recapitalization of the SAIF during 1996, SAIF insured institutions will receive a credit against their first quarter 1997 assessment for a portion of their fourth quarter 1996 assessment. This credit will amount to approximately $33,000 for the Savings Bank, and has been recorded as a reduction of 1996 SAIF expense. The Savings Bank's federal deposit insurance premium expense for the year ended December 31, 1996 amounted to approximately $2.23 million including the special assessment.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to maintain Tier I Core Capital equal to at least 4% of the institution's adjusted total assets and Tier I and Tier II Risk-based Capital equal to at least 4% and 8%, respectively, of risk-weighted assets. At December 31, 1996, the Savings Bank exceeded all applicable regulatory requirements with capital ratios of 8.43%, 15.86% and 17.11%, respectively. Management does not anticipate difficultly in meeting the capital requirements in the future, however, there can be no assurance that this will be the case.

Dividend and Other Capital Distribution Limitations. OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1996, the Savings Bank was a Tier 1 institution. In the event the Savings Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank ("FHLB") of which it is a member. The required percentage of QTIs is 65% of portfolio assets (defined as total assets minus intangible assets, liquid assets, investments in office premises and goodwill. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs as qualifying QTIs. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Savings Bank was in compliance with its QTL requirement with 78.58% of its assets invested in QTIs.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), enacted in September 1996, further amended the QTL test and expanded thrift lending authority. As a result, thrift institutions now have the option to be qualified thrift lenders by either meeting the traditional QTL test or the Internal Revenue Service's domestic building and loan tax code test. Small business, educational and credit card loans are now includable without limit for purposes of meeting the QTL test. Previously, small business loans were included only if made in a credit-needy area, and educational and credit card loans were included subject to a 10 percent of portfolio assets limit. Consumer loans (other than credit card and educational loans) are now includable, along with other specified loans and investments, up to 20 percent of portfolio assets. The previous limit for consumer loans was 10 percent of portfolio assets.

A savings institution that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings institution shall be restricted to those of a national bank; (iii) the savings institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Loans to One Borrower. With respect to the dollar amount of loans that thrift institutions may lend to a single or related group of borrowers, savings institutions are subject, since 1989, to the same limits as those applicable to national banks, which under current law have lending limits in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. At December 31, 1996, the Savings Bank's regulatory lending limit to one borrower was $5,475,000, however, management has adopted a lower limit of $4,500,000. Current lending limits to one borrower may adversely affect the Savings Bank's ability to conduct its operations, particularly its ability to make real estate development and construction loans which typically carry large balances. The Savings Bank's largest exposure to one borrower was $4,154,000 at December 31, 1996. This is not a single loan, but the aggregate amount of multiple loans, commitments and letters of credit outstanding at that date.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system. The Savings Bank received a "satisfactory record of meeting community credit needs" rating as a result of its last evaluation in January 1995.

During 1994, the Savings Bank introduced a two tiered first time homebuyers mortgage loan program. The purpose of the program is to provide assistance for those people who desire to purchase their first home and to promote home ownership in Lawrence County. Benefits include below market interest rates, loan to value ratios of up to 95%, credit counseling, a home inspection and a waiver of private mortgage insurance for low income borrowers. This program has been well received, and there are no current plans to discontinue the program or limit the funds which may be made available.

Federal Home Loan Bank System. The Savings Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. The Savings Bank has historically met its reserve requirement via vault cash. Savings institutions have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Savings Bank had no borrowings from the Federal Reserve System at December 31, 1996.

General Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. This regulation and oversight is intended primarily for the protection of the depositors of the Savings Bank and not for the benefit of shareholders of the Company.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Savings Bank satisfies the QTL test. If the Company acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF- insured savings institution) would become subject to restrictions applicable to bank holding companies unless such other institutions each also qualify as a QTL and were acquired in a supervisory acquisition.

The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings institution. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Federal savings institutions are permitted to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies and other financial institutions in recent years.

CLASSIFICATION OF ASSETS

OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets are classified as "substandard", "doubtful", or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Company's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances.

A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table provides further information in regard to the Company's classified assets. There were no assets considered "special mention" or "doubtful" at December 31, 1996.

                                                At
                                           December 31,
                                               1996
                                        ------------------
                                          (In Thousands)

Classified assets:

    Substandard (1)                         $3,423
    Loss                                        22
                                        ------------------
Total classified assets                     $3,445
                                        ==================

(1) Includes $737 of real estate owned and other repossessed assets, net

                                  GAP ANALYSIS

Because virtually all of the assets and liabilities of a financial institution are monetary in nature, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. A particular institution's exposure to the effects of changes in interest rates may be measured by calculating its interest rate risk (IRR). One measure of IRR is the interest rate sensitivity gap which attempts to determine assets and liabilities which mature or reprice during specific time frames. An institution may use this information to adjust the mix of its assets and liabilities to reduce its potential exposure to the effects of changes in interest rates.

A gap is considered to be positive when the amount of assets maturing or repricing during a particular time period exceeds the amount of liabilities maturing or repricing during that same time frame. Conversely, a gap is considered to be negative when the amount of liabilities maturing or repricing exceeds the amount of assets maturing or repricing. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. At December 31, 1996, the Company had a negative one year cumulative interest rate sensitivity gap of 6.06%, compared to positive one year gaps of 9.17% and 9.78% at December 31, 1995 and December 31, 1994, respectively.

As suggested by the change in these ratios from 1994 and 1995 to 1996, the structure of the Company's balance sheet changed significantly during 1996. Relatively short-term FHLB borrowings were utilized to leverage the Company's high levels of capital and purchase longer term investment securities, including tax-exempt municipal bonds and collateralized mortgage obligations (CMOs), and to fund increased originations of mortgage and commercial loans. The Company's exposure to IRR as measured by the interest rate sensitivity gap changed during 1996 due to the mismatch between the short-term repricing characteristics of the borrowings and the generally longer term repricing characteristics of the investments and loans. While the Company's exposure to rising interest rates has increased as compared to prior years, management considers it to be both reasonable and manageable in light of the Company's strong capital position and other investment opportunities available to increase earnings. Management monitors the Company's exposure to IRR on an ongoing basis and has procedures in place to reduce this risk when real or anticipated changes in financial markets dictate.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 which are expected to reprice or mature in each of the future time periods shown. The Company's analysis of its interest-rate sensitivity incorporates certain assumptions prescribed by the Office of Thrift Supervision ("OTS") concerning the amortization of loans and other interest-earning assets and withdrawal of deposits. Mortgage loans and mortgage-backed securities have assumed annual prepayment rates of 8% to 34%. Decay rates for NOW accounts, money market accounts, and savings accounts were established at 17% to 37%, 31% to 79% and 14% to 17%, respectively. These assumptions may change over time based upon the current economic outlook; however, the assumptions used by the OTS and the Company have not changed significantly over the past three years. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. Indeed, the actual experience of the Company has been that during periods of increasing interest rates, net income could be negatively affected because the Company's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets, causing a decline in the Company's interest rate spread and margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on assets. As a result, the following table has limited utility.

INTEREST-SENSITIVE ASSETS AND LIABILITIES
(Dollar Amounts in Thousands)

                           Less       Three                  Over
                           than       Months    Over One     Five
                           Three     Through    Through    Through      Over
                          Months       One        Five       Ten        Ten
                            (1)        Year      Years      Years      Years        Total
                      ----------- ---------- ---------- ---------- ---------- ------------
Interest-Earning
Assets

Residential
mortgage loans:

Adjustable rate
mortgage loans             $7,324    $20,002    $15,008        $84        $51      $42,469

Non-performing                            48        334                                382

Fixed rate
mortgage loans              7,076      9,697     41,209     29,091     23,905      110,978

Non-performing                  2                     4         35        157          198
                      ----------- ---------- ---------- ---------- ---------- ------------
Total gross
residential
mortgage loans             14,402     29,747     56,555     29,210     24,113      154,027

Commercial and
other real estate
loans                      16,622      5,679     12,580      4,374      9,561       48,816

Non-performing                 11                                                       11
                      ----------- ---------- ---------- ---------- ---------- ------------
Total gross
commercial and
other real estate          16,633      5,679     12,580      4,374      9,561       48,827

Consumer loans             14,506     14,608     24,835      1,390         23       55,362

Non-performing                 42         17        354          8                     421
                      ----------- ---------- ---------- ---------- ---------- ------------
Total gross
consumer loans (3)         14,548     14,625     25,189      1,398         23       55,783

Investments (2)            51,947      1,250      7,182     13,360     38,682      112,421

Mortgage-backed
securities                  3,014      4,339      7,182      5,814      7,436       27,785
                      ----------- ---------- ---------- ---------- ---------- ------------
Total Interest-
Earning Assets           $100,544    $55,640   $108,688    $54,156    $79,815     $398,843
                      =========== ========== ========== ========== ========== ============

(Dollar Amounts in Thousands)

                     Less
                     Than       Three
                     Three      Months     Over One     Over Five
                    Months     Through      Through      Through     Over Ten
                      (1)      One Year   Five Years    Ten Years     Years        Total
                ----------- ---------- ------------- ----------- ------------ ------------
Interest-
Bearing
Liabilities

NOW deposits         $2,809     $6,719       $11,055      $3,132       $2,035      $25,750

Savings
deposits              2,733      7,460        25,506      12,775       11,324       59,798

Money Market
deposits              5,922      8,562         2,979         736          136       18,335

Certificates
of deposit           28,151     48,000        74,357       8,580                   159,088

Borrowings           59,961     10,230        16,143         121                    86,455

Advance
payments by
borrowers                59        165           623         399          354        1,600
                ----------- ---------- ------------- ----------- ------------ ------------
Total
Interest-
Bearing
Liabilities         $99,635    $81,136      $130,663     $25,743      $13,849     $351,026
                =========== ========== ============= =========== ============ ============
Positive
(negative)
interest
sensitivity
gap                     909   (25,496)      (21,975)      28,413       65,966       47,817

Cumulative
interest
sensitivity
gap                     909   (24,587)      (46,562)    (18,149)       47,817

Ratio of
interest-
earning
assets to
interest-
bearing
liabilities         100.91%     68.58%        83.18%     210.37%      576.32%      113.62%

Ratio of
cumulative
gap to total
assets                0.22%    (6.06%)      (11.47%)     (4.47%)       11.78%


(1)  Unearned fees and expenses on loans of $362 are within this category.
(2) These amounts include assets available for sale and interest-bearing deposits.
(3)  These amounts include education loans held for sale.

                                      LOANS

The Company has traditionally been a first mortgage residential lender; however, during 1995 and 1996, management's strategy has been to increase its commercial and other real estate loan portfolio. For most of the past five years, single family residential loans have comprised approximately 60% of the total loan portfolio. During that same time frame, commercial and other real estate lending has increased as a percentage of the portfolio from approximately 12% from 1992 through 1994 to approximately 19% at December 31, 1996. Consumer lending as a percentage of the total portfolio declined from approximately 28% from 1992 through 1995 to approximately 21% at December 31, 1996. During 1996, management reduced its exposure to indirect automobile lending due to the relatively low risk-adjusted yields available in the local market area, as well as increased delinquencies and charge-offs in this part of the portfolio.

The Company's loan portfolio consists primarily of residential real estate loans collateralized by single and multi-family residences, non-residential real estate loans secured by commercial and retail properties and consumer loans including indirect automobile loans and lines of credit.

Approximately 80% of the Company's lending activities are within 100 miles of its headquarters in New Castle, Pennsylvania. This market encompasses western Pennsylvania and eastern Ohio and is inclusive of the Pittsburgh, Pennsylvania market. The ability of debtors to honor these contracts depends largely on economic conditions affecting western Pennsylvania and eastern Ohio, with repayment risk dependent on the cash flow of the individual debtors. Substantially all mortgage loans are secured by real property with a loan amount of generally no more than 80% of the appraised value. Loans in excess of this amount require private mortgage insurance in an amount sufficient to reduce the Company's exposure to 80% or less of the appraised value. Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and discounts. Loans available for sale are recorded at the lower of the aggregate amortized cost or fair value.

Composition of Loan Portfolio
(Dollar Amounts in Thousands)


                                                             December 31,
Amounts and Percentages of
Loans by Type:                   1996            1995            1994            1993           1992
                            --------------- --------------- --------------- -------------- ---------------
One-to-four family          $152,408    60% $126,642    55% $124,802    58% $115,346   57% $104,976    60%
Construction                   1,287           1,292     1%    1,560     1%    2,596    2%    1,030     1%
                            -------- ------ -------- ------ -------- ------ -------- ----- -------- ------
First mortgage residential   153,695    60%  127,934    56%  126,362    59%  117,942   59%  106,006    61%
                            -------- ------ -------- ------ -------- ------ -------- ----- -------- ------
Commercial and other
real estate                   23,363     9%   21,485     9%   17,683     8%   18,019    9%   14,367     8%

Commercial business           20,899     8%   13,448     6%    6,504     3%    5,253    3%    5,910     3%

Land development               3,472     2%    3,246     1%    3,020     1%    2,218    1%    2,049     1%
                            -------- ------ -------- ------ -------- ------ -------- ----- -------- ------
Commercial and other
 real estate                  47,733    19%   38,179    16%   27,207    12%   25,490   13%   22,326    12%
                            -------- ------ -------- ------ -------- ------ -------- ----- -------- ------
Education (held
 for sale)                     3,458     1%    3,587     2%    3,475     2%    6,357    3%

Education                                                                                     5,331     3%

Automobile                    31,758    13%   42,927    19%   43,306    20%   36,697   18%   28,902    17%

Other consumer                 3,681     1%    4,091     2%    4,153     2%    4,622    2%    4,918     3%

Home equity                   15,445     6%   11,560     5%   10,783     5%    9,526    5%    7,178     4%
                            -------- ------ -------- ------ -------- ------ -------- ----- -------- ------
Consumer loans                54,342    21%   62,165    28%   61,717    29%   57,202   28%   46,329    27%
                            -------- ------ -------- ------ -------- ------ -------- ----- -------- ------
Loans receivable, net       $255,770   100% $228,278   100% $215,286   100% $200,634  100% $174,661   100%
                            ======== ====== ======== ====== ======== ====== ======== ===== ======== ======

Origination, Purchase and Sale of Loans
(Dollar Amounts in Thousands)


                                                   1996       1995      1994       1993      1992
                                                ---------- ---------- --------- ---------- ---------
Gross loans receivable at beginning of year       $230,749   $217,986  $202,867   $176,402  $184,518
                                                ---------- ---------- --------- ---------- ---------
One-to-four family residential loans                45,022     16,475    28,529     21,901    23,894
Commercial and other real estate loans               1,620      8,046     2,083      5,632       403
Loan to facilitate the sale of REO                                                   1,802
Construction loans                                     701        920       901      2,021     1,530
Consumer loans                                      23,797     28,957    34,269     29,949    22,161
Commercial business loans                           24,272     15,293     7,840      3,421     3,319
                                                ---------- ---------- --------- ---------- ---------
Total loans originated                              95,412     69,691    73,622     64,726    51,307
                                                ---------- ---------- --------- ---------- ---------
One-to-four family residential loans                                                12,257     4,013
                                                ---------- ---------- --------- ---------- ---------
Total loans purchased                                                               12,257     4,013
                                                ---------- ---------- --------- ---------- ---------
Education loans sold                                (1,905)    (1,275)   (3,555)
                                                ---------- ---------- --------- ---------- ---------
Loan principal repayments                          (64,300)   (52,933)  (53,873)   (49,176)  (62,298)
Transfer from loans receivable to REO and
other repossessed assets                            (1,296)    (2,696)   (1,009)    (1,156)   (1,086)
Other, net                                             (23)       (24)      (66)      (186)      (52)
                                                ---------- ---------- --------- ---------- ---------
Net loan activity                                   27,888     12,763    15,119     26,465   (8,116)
                                                ---------- ---------- --------- ---------- ---------
Gross loans receivable at end of year             $258,637   $230,749  $217,986   $202,867  $176,402
                                                ========== ========== ========= ========== =========


Since 1990, the Company has on occasion purchased adjustable rate mortgage ("ARM") loans from various banks, savings associations and mortgage bankers that are selected by management throughout the eastern United States ("U.S.") and are located in stable markets the Company does not otherwise serve. The loans were purchased to supplement the residential mortgage loan portfolio that reprices within one to three years. The loans that were purchased were individually underwritten by management of the Company and selected site visits were made by management to view the properties for accuracy of appraisals. The loans purchased were primarily all one-to-four family, owner-occupied residential properties. The Company primarily purchased whole loans but does not currently service most of the loans. The loans purchased are without recourse. Any loan with a loan-to-value ratio greater than 80% is covered by private mortgage insurance in an amount sufficient to reduce the Company's exposure to 80% or less of the appraised value. It is management's intention to pursue the purchase of such ARMs with these features when sufficient loan volumes are not available in the local market.

In 1993, the Company committed to sell $3,352,000 worth of education loans to the Student Loan Marketing Association ("SLMA") with the intention to eventually sell the entire portfolio. Gains of $35,000 were recorded on education loan sales totalling $1,905,000 in 1996.

The following table presents information regarding loan contractual maturities by loan categories during the periods indicated. Mortgage loans with adjustable interest rates are shown in the year in which they are contractually due rather than in the year in which they reprice. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

LOAN MATURITY TABLE
(Dollar Amounts in Thousands)

                          Less                             Over
                          Than      Three     Over One     Five
                          Three     Months    Through    Through      Over
                         Months    Through      Five       Ten        Ten
                           (1)     One Year    Years      Years      Years        Total
                      --------- ---------- ---------- ---------- ---------- -------------
Adjustable rate
mortgage loans             $555       $205       $185       $842    $40,681       $42,468

Non-performing                                                18        364           382

Fixed rate
mortgage loans            3,701         44      3,019     19,657     84,558       110,979

Loan loss reserves                                                                   (332)

Non-performing                2                     4         35        157           198
                      --------- ---------- ---------- ---------- ---------- -------------
Total Residential
Mortgage Loans            4,258        249      3,208     20,552    125,760       153,695

Adjustable rate
commercial and
other real estate
loans                     2,401      6,043      5,416      4,112     13,681        31,653

Non-performing

Fixed rate
commercial and
other real estate loans     447        443      2,338      4,374      9,561        17,163

Loan loss reserves                                                                 (1,094)

Non-performing               11                                                        11
                      --------- ---------- ---------- ---------- ---------- -------------
Total Commercial
and Other Real
Estate Loans              2,859      6,486      7,754      8,486     23,242        47,733

Adjustable rate
consumer loans            6,463                 3,406                               9,869

Non-performing

Fixed rate
consumer loans            2,251        940     35,587      6,525        190        45,493

Loan loss reserves                                                                 (1,441)

Non-performing               42         17        354          8                      421
                      --------- ---------- ---------- ---------- ---------- -------------
Total Consumer
Loans                     8,756        957     39,347      6,533        190        54,342
                      --------- ---------- ---------- ---------- ---------- -------------
TOTAL                   $15,873     $7,692    $50,309    $35,571   $149,192      $255,770
                      ========= ========== ========== ========== ========== =============
Adjustable
rate loans               $9,419     $6,248     $9,007     $4,972    $54,726       $84,372

Fixed rate loans          6,454      1,444     41,302     30,599     94,466       174,265
Loan loss reserves                                                                 (2,867)
                      --------- ---------- ---------- ---------- ---------- -------------
Total Loans             $15,873     $7,692    $50,309    $35,571   $149,192      $255,770
                      ========= ========== ========== ========== ========== =============

(1)  Unearned fees and expenses on loans of $362 are within this category.

Contractual maturities of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Bank the right to declare conventional loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and decrease when current mortgage loan rates are substantially lower than rates on existing mortgage loans.

Residential Mortgage Loans

The Savings Bank currently offers bi-weekly fixed-rate mortgages, ARMs that adjust every one or three years and have terms of up to 30 years, and fixed-rate mortgage loans with terms of up to 30 years. The interest rates on ARMs are based on treasury bill rates and the national cost of funds. The Savings Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers.

Commercial and Other Real Estate Loans.

Commercial real estate secured loans are originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Savings Bank. The Savings Bank's commercial real estate loans are permanent loans secured by approved property such as small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Savings Bank originates commercial real estate loans with amortization periods of up to 30 years, primarily as adjustable rate mortgages. Also included in this category of loans are commercial business loans, commercial land development loans and land loans. During 1995, the Savings Bank expanded its origination of commercial real estate and business loans. Management has identified these types of lending as offering superior growth prospects at attractive yields compared to other opportunities currently available in the local market area. Management anticipates continuing to pursue these types of loans as long as the risk-adjusted yields are superior to other lending alternatives.

Consumer Loans

The Savings Bank views consumer lending as an important component of its business operations because consumer loans generally have shorter terms and higher yields or adjustable rates, thus reducing the Savings Bank's exposure to changes in interest rates. In addition, the Savings Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, the Company intends to continue its strategy of emphasizing consumer lending. Regulations permit federally-chartered savings institutions to make secured and unsecured consumer loans up to 35% of the Savings Bank's assets. In addition, the Savings Bank has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by deposit accounts.

Non-Performing Assets and Allowance for Loan Losses

The following table provides a five-year summary of non-performing assets which are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, real estate in foreclosure and other repossessed assets. All loans are reviewed on a regular basis and are generally placed on a non-accrual status when the loan becomes 90 days delinquent, and, in the opinion of management, the collection of additional interest is doubtful. Loans which are past due 90 days or more but still accruing interest are education loans on which the interest will be paid by the guarantor. Interest accrued and unpaid at the time the loan is placed on non-accrual status is charged against interest income. The balances in the following table are as of December 31.

Non-Performing Assets
(Dollar Amounts in Thousands)

                                                 1996     1995    1994     1993    1992
                                               -------- -------- ------- -------- -------
Loans receivable:
  One-to-four family residential mortgage loans    $579     $201    $327     $752    $713
  Commercial and other real estate loans             11      295   1,787    1,968     220
  Consumer loans                                    422      214      83      200     199
                                               -------- -------- ------- -------- -------
Total non-accrual loans                           1,012      710   2,197    2,920   1,132

Total accruing loans which are contractually
past due 90 days or more (1)                          1        2      18       92      85
                                               -------- -------- ------- -------- -------
Total non-accrual and accrual loans               1,013      712   2,215    3,012   1,217
REO and other repossessed assets                    737      943     294      205   1,909
                                               -------- -------- ------- -------- -------
Total non-performing assets                      $1,750   $1,655  $2,509   $3,217  $3,126
                                               ======== ======== ======= ======== =======
Total non-performing loans to total loans          0.39%    0.31%   1.03%    1.50%   0.70%
receivable, net
                                               ======== ======== ======= ======== =======
Total non-performing loans to total assets         0.25%    0.21%   0.71%    1.01%   0.44%
                                               ======== ======== ======= ======== =======
Total non-performing assets to total assets        0.43%    0.50%   0.80%    1.08%   1.13%
                                               ======== ======== ======= ======== =======

(1) Education loans

The allowance for loan losses was established and is maintained by periodic charges to the provision for loan loss, an operating expense, in order to provide for losses inherent in any loan portfolio. Loan losses and recoveries are charged or credited, respectively, to the allowance for loan losses as they occur. The allowance for loan losses is determined by management considering such factors as the size and character of the loan portfolio, loan loss experience, problem and potential problem loans, and overall economic conditions in its market area. The following table presents an analysis of the allowance for loan losses.

Analysis of the Allowance for Loan Losses
(Dollar Amounts in Thousands)

                                                          Year Ended December 31,
                                               1996      1995      1994      1993      1992
                                             --------- --------- --------- --------- ---------
Total gross loans receivable                  $258,637  $230,749  $217,986  $202,867  $176,402

Average gross loans receivable                $245,004  $225,235  $209,437  $195,507  $176,663

Allowance for loan losses at beginning of year  $2,472    $2,700    $2,233    $1,741    $1,185

Loans charged off:

First mortgage residential loans                                                  (8)

Commercial and other real estate loans             (60)     (856)                           (2)

Consumer loans                                    (487)     (327)     (370)     (325)     (276)
                                             --------- --------- --------- --------- ---------
Total charge-offs                                 (547)   (1,183)     (370)     (333)     (278)

Recoveries:

First mortgage residential loans                                         3                   8

Consumer loans                                      44        37        48         2         2
                                             --------- --------- --------- --------- ---------
Total recoveries                                    44        37        51         2        10

Net (charge-offs) recoveries                     (503)   (1,146)     (319)     (331)     (268)

Provision for estimated loan losses

First mortgage residential loans                                        10     (173)       312

Commercial and other real estate loans             300       585       539       434       120

Consumer loans                                     598       333       237       562       392
                                             --------- --------- --------- --------- ---------
Total provision for estimated loan losses          898       918       786       823       824

Allowance for loan losses at end of year        $2,867    $2,472    $2,700    $2,233    $1,741
                                             ========= ========= ========= ========= =========

First mortgage residential loans                  $332      $332      $332      $319      $500

Commercial and other real estate loans           1,094       854     1,125       587       153

Consumer loans                                   1,441     1,286     1,243     1,327     1,088
                                             --------- --------- --------- --------- ---------
Allowance for loan losses at end of year        $2,867    $2,472    $2,700    $2,233    $1,741
                                             ========= ========= ========= ========= =========

Net (charge-offs) recoveries to average loans    (0.21%)   (0.51%)   (0.15%)   (0.17%)   (0.15%)

Allowance for loan loss to gross loans
  receivable                                      1.11%     1.07%     1.24%     1.10%     0.99%

Average allowance to average gross loans
  receivable                                      1.07%     1.25%     1.15%     1.01%     0.88%

The entire allowance for loan losses is available to absorb any particular loan loss. For analytical purposes, the allowance could be allocated based on net historical (charge-offs) recoveries of each loan type for the last five years plus comparative industry loss data. If applied, consumer loans would have been allocated 50% of total loan loss allowance as compared to 38% for commercial and other real estate and first mortgage residential loans at 12%, respectively.

                                   INVESTMENTS

The following table presents an analysis of the Company's investment portfolio.

Securities, Maturities and Yields
(Dollar Amounts in Thousands)

                                                  Maturity Schedule
                           One Year or Less One to Five Years Five to Ten Years    Over 10 Years
                           ---------------- ----------------- ------------------ ----------------
                           Carrying         Carrying          Carrying           Carrying  Yield
                            Value    Yield    Value    Yield    Value    Yield    Value
                           -------- ------- --------- ------- --------- -------- -------- -------
Available for sale:
  U.S. Government and
   agency                     1,620    8.20%                      6,991     7.27%   1,003    7.35%
  Collateralized mortgage
   obligations                                                                     45,866    7.02%
  Municipal (1)                 906    6.98%                        201     9.17%  26,177    7.63%
  Other debt securities (2)                       261    8.00%
  Mortgage-backed
   securities                 1,957    6.88%       34    7.86%      214     7.58%  25,579    7.28%
  FHLB Stock                  4,290    6.25%
  Other marketable equity
   securities (3)            10,190    6.25%
                           -------- ------- --------- ------- --------- -------- -------- -------
                            $18,963    6.52%     $295    7.98%   $7,406     7.32% $98,625    7.25%
                           ======== ======= ========= ======= ========= ======== ======== =======
  Tax equivalent yield
   calculation                  $19                                  $5              $429
                           ========                           =========          ========

(1) The yields on municipal obligations have been computed on a tax-equivalent basis.
(2)  Consists of a State of Israel note.
(3) Consists of FHLMC and FNMA preferred stock and adjustable rate mutual funds of $505, $2,090 and $7,595 respectively.

As discussed in the analysis of the Company's interest rate sensitivity gap, during 1996 the Company utilized FHLB borrowings to purchase CMOs and tax-exempt municipal securities. In management's opinion, the securities represented the best investment alternatives available, considering the levels of credit and interest rate risk that the Company was willing to accept. Due to the long-term fixed rate nature of the municipal bonds purchased, they possess relatively high levels of interest rate risk, which is offset by low credit risk due to credit enhancement insurance purchased by the issuers resulting in the highest credit ratings available from third party rating services, and above-market taxable-equivalent yields. CMOs which the Company has purchased are generally backed by mortgage-backed securities issued by either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Corporation ("FNMA"), which are considered to have negligible credit risk. Investments in CMOs are both floating and fixed rate. Floating rate CMOs reprice monthly based on a published index plus specified margins, and thus have limited interest rate risk. The fixed rate CMO which the Company has purchased has a stated maturity of 30 years from the date of purchase but an anticipated weighted average life of 3.6 years. However, significant changes in market interest rates from those in effect at the time this security was purchased may result in this security having an actual life either much less than or much greater than anticipated.

The Company's investment portfolio consisted of the following securities at December 31 for the years indicated.

                                                  1996          1995          1994
                                             -------------- ------------- -------------
U.S. Government and agency                       $9,612,800   $10,700,170   $34,439,216
Collateralized mortgage obligations              45,865,881    17,855,765    10,052,101
Municipal                                        27,283,903    11,569,310     2,847,335
Other debt securities                               261,563       258,125     1,602,006
Mortgage-backed securities                       27,784,770    30,063,449    25,047,236
FHLB stock                                        4,289,800     1,442,200     1,409,600
Other marketable equity securities               10,190,045     8,697,582     1,393,127
                                             -------------- ------------- -------------
                                               $125,288,762   $80,586,601   $76,790,621
                                             ============== ============= =============

The Company's investment portfolio includes an investment of $7,578,000 in the Shay Adjustable Rate Mortgage Portfolio mutual fund which exceeds ten percent of shareholders' equity at December 31, 1996. This mutual fund invests primarily in mortgage-backed securities which reprice on current market indices, including securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other issuers. The investment portfolio also includes four CMOs, listed in the table below, with values in excess of ten percent of shareholders' equity at December 31, 1996. Due to the nature of the securities which underly the mutual fund and the CMOs, these investments are deemed by management to have limited credit risk.

                                                                               Market Value at
                  Issuer                           Description               December 31, 1996
-------------------------------------------------- -------------------- -----------------------
Residential Funding Mortgage Securities I, Inc.    1996--S3 A6                     $18,292,000
Federal National Mortgage Association              FNR 1993--61 F                   10,153,000
Federal National Mortgage Association              FNR 1996--58 F                    5,003,000
Federal Home Loan Mortgage Corporation             FHR 1889 F                        4,991,000

The Savings Bank invests in a portfolio of mortgage-backed securities which are insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Savings Bank.

As of December 31, 1996, the mortgage-backed securities portfolio totalled $27,785,000 or 22.18% of the investment portfolio. Included in this amount are adjustable rate mortgage-backed securities of $3,430,000 at December 31, 1996. GNMA mortgage-backed securities are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by approved lenders.

                                SOURCES OF FUNDS

The Company's principal source of funds for use in lending and for other general business purposes has traditionally been deposits obtained through the Savings Bank's home and branch offices. The Company also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities and from maturing investment securities. When needed, the Company has the ability to borrow funds from the FHLB of Pittsburgh and other sources to support originations and purchases of loans and investment securities.

Deposits

Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including regular savings, money market, negotiable orders of withdrawal ("NOW"), term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more), and individual retirement accounts ("IRAs"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Company does not obtain funds through brokers, nor does it actively solicit funds outside the Commonwealth of Pennsylvania.

The interest rates paid by the Savings Bank on deposits can be set daily at the discretion of management and are determined by evaluating the following factors: the interest rates offered by other local financial institutions; the Company's anticipated need for cash and the timing of that desired cash flow; the cost of borrowing from other sources versus the cost of acquiring funds through customer deposits; and the Company's anticipation of future economic conditions and related interest rates.

Maturities of jumbo certificate accounts of $100,000 or more (in thousands) outstanding December 31,

Maturity Period:                            1996      1995
                                         --------- ---------
Three months or less                        $8,163    $2,407
Over three months through six months         3,603     2,120
Over six months through twelve months        7,418     4,685
Over twelve months                           8,986     6,254
                                         --------- ---------
                                           $28,170   $15,466
                                         ========= =========

                                   BORROWINGS

During 1994, at the direction of the Company's Investment Committee, the Savings Bank borrowed $10.0 million from the FHLB. These funds were used for asset/liability management. In 1995 and 1996, the company subsequently recognized other similar opportunities to leverage its capital. Management anticipates using this strategy in the future if sufficient interest rate spreads are available. The following table sets forth information concerning the Savings Bank's borrowings from the FHLB for the years ended December 31.

                                                            1996         1995         1994
                                                        ------------ ------------ ------------
Average balance outstanding (in thousands)                $54,931      $15,407       $2,042
Maximum amount outstanding at any month-end during the
period (in thousands)                                     $85,794      $26,216      $14,500
Average interest rate during the year                        5.66%        6.04%        5.98%
Balance at December 31                                    $85,794      $26,216      $10,000
Weighted average interest rate at December 31                6.06%        5.99%        6.06%


Rate/Volume Analysis of Changes in Interest Income and Interest Expense on a Fully Taxable-Equivalent Basis
(Dollar Amounts in Thousands)

                                      1996       vs.     1995       1995     vs.     1994
                                  ------------ ------- --------   -------- ------- --------
                                   Increase (Decrease) Due to     Increase (Decrease) Due to

                                     Volume     Rate     Net       Volume   Rate     Net
                                  ------------ ------- --------   -------- ------- --------
INTEREST INCOME
First mortgage residential loans        $1,033     $43   $1,076       $325   $(17)     $308
Commercial and other real estate loans   1,022      94    1,116        508     315      823
Consumer loans                            (365)     26     (339)       397     295      692
Interest-bearing deposits                  156     (16)     140       (377)     96     (281)
Investment securities                    1,767     147    1,914        801   1,191    1,992
Time deposits                              (14)             (14)      (125)            (125)
                                  ------------ ------- -------- - -------- ------- --------
TOTAL INTEREST-EARNING ASSETS           $3,598    $295   $3,893     $1,529  $1,880   $3,409
                                  ============ ======= ========   ======== ======= ========
INTEREST EXPENSE
Money market and NOW deposits              $76    $116     $192      $(119)   $(42)   $(161)
Savings deposits                          (109)      1     (108)      (283)    (56)    (339)
Certificates of deposit                    444    (356)      88        762     791    1,553
FHLB and other borrowings                2,267    (196)   2,071        957      22      979
Advance payments by borrowers for
  taxes and insurance                               (2)      (2)         4      (2)       2
                                  ------------ ------- --------   -------- ------- --------
TOTAL INTEREST-BEARING LIABILITIES      $2,677   $(436)  $2,241     $1,321    $713   $2,034
                                  ============ ======= ========   ======== ======= ========
NET CHANGE IN INTEREST INCOME             $921    $731   $1,652       $208  $1,167   $1,375
                                  ============ ======= ========   ======== ======= ========


Net Interest Income on a Fully Taxable-Equivalent Basis
(Dollar Amounts in Thousands)

                                                                   Year Ended December 31,
                                                         1996      1995      1994      1993      1992
                                                      ---------- --------- --------- --------- ---------
Interest income per consolidated statement of income     $27,610   $23,787   $20,722   $20,725   $22,084

Adjustment to fully taxable-equivalent basis                 457       387        44        83       100
                                                      ---------- --------- --------- --------- ---------
Adjusted interest income                                  28,067    24,174    20,766    20,808    22,184

Interest expense                                          14,960    12,719    10,685    11,490    13,692
                                                      ---------- --------- --------- --------- ---------
Net interest income adjusted to a fully taxable-
 equivalent basis                                        $13,107   $11,455   $10,081    $9,318    $8,492
                                                      ========== ========= ========= ========= =========

                                       16

Item 2. Properties
------------------

Currently the Savings Bank operates from its main office located in the First Federal Plaza at 25 North Mill Street, New Castle, Pennsylvania. The Savings Bank owns this office facility which was opened in 1957 and has 50,000 square feet. In addition to headquartering the Savings Bank's main office, administrative staff and loan origination facilities, the Savings Bank rents part of the First Federal Plaza to other professional and commercial tenants. Due to the conditions of the local real estate market, the space rented to others is at a net loss to the Savings Bank. The Savings Bank also owns an approximately 12,000 square foot parking lot adjacent to First Federal Plaza. The total investment in the property and equipment at First Federal Plaza is $6,351,000 with a net book value of $3,524,000 at December 31, 1996.

Additional branch offices leased by the Savings Bank during 1996 are set forth below with information regarding net book value of the premises and equipment at such facilities at December 31, 1996.

                                    Total       Date      Net Book Value at    Square
Location                         Investment    Leased     December 31, 1996    Footage
-------------------------------- ------------- ---------- -------------------- ---------
3214 Wilmington Road,
Neshannock Township, PA 16105    $523,000      11/1/72          $251,000       2,760

Westgate Plaza,
Union Township, PA 16101          101,000      2/21/75            24,000       2,400

2600 Ellwood Road,
Shenango Township, PA 16101       951,000       5/9/90           502,000       3,300
                                                          --------------------
              Total                                             $777,000
                                                          ====================

Item 3. Legal Proceedings
-------------------------

United States v. Pesses, et. al. The Savings Bank has a 10.38% interest in three loans granted to the Lawrence County Industrial Development Authority ("the Authority") secured by a first mortgage on real estate owned by the Authority. The Authority leased the property to a third party, Metallurgical Company of America, Inc. ("METCOA") and assigned its rights to receive the rents to the lenders. METCOA defaulted on the lease payments and filed for bankruptcy in 1983, resulting in a cessation of mortgage payments. The lenders have not commenced foreclosure proceedings on the real estate. It was subsequently determined that METCOA processed toxic wastes at the site and that the site contained hazardous materials.

In April of 1990, the United States of America, as the plaintiff, instituted civil action in the United States District Court for the Western District of Pennsylvania against METCOA, the principal owner, the Authority, record owner of the real estate, and 24 other defendants alleged to be generators or transporters of hazardous and low level material deposited at the site. The lead lender, a local financial institution, was not named a defendant in this action which seeks to establish joint and several liability for the recovery of costs incurred and to be incurred in restoring the contaminated site. The plaintiff asserted that costs in excess of $600,000 had been incurred by April, 1990.

Subsequently, Motorola Inc., an original defendant, filed a third party complaint in the above action naming 33 third party defendants, including the lead lender and the participants, including the Savings Bank. The complaint alleges the third party defendants have positions and obligations identical to Motorola and seeks either contribution or indemnification by the third party defendants to Motorola in the event a judgement is entered against Motorola assessing damages for clean-up and related damages which have been and may be incurred with respect to the site.

A defense to these types of suits has been that lenders may only be found liable when they control or otherwise effect control of the project as an owner or operator. Management believes that the Savings Bank, as one of the lenders, is not likely to be deemed an owner or operator of the site. While the ultimate cost of site clean-up cannot be determined with any certainty, an estimate of $14,000,000 has been alleged. As a result of its evaluation of the legal proceeding and its determination that the Savings Bank has not owned or operated the site, it is management's opinion that the Savings Bank should not be held liable for clean-up associated with the site. It is management's intent to vigorously contest the allegations made against the Savings Bank. In the event that liability for the clean-up costs is imposed on the lenders, management believes that the ultimate liability imposed on the Savings Bank should not have a material adverse effect on the Savings Bank's results of operations or financial condition. The Savings Bank's loan balance totalling approximately $49,000 was written off on September 28, 1987.

General. The Savings Bank, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the business of the Savings Bank. In the opinion of management, the resolution of these lawsuits should not have a material adverse effect on the financial condition or results of operations of the Savings Bank or the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

The information contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "Annual Report") on page 35 under the heading "Analysis of Stock Activity and Dividend Information" is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

The  information  contained  in  the  table  captioned  "Selected   Consolidated
Financial and Other Data", on page 2 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The information contained in the section captioned "Management's Discussion and Analysis" on pages 4 - 9 of the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The Registrant's financial statements listed under Item 14 contained in the Annual Report on pages 12 - 34 are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information contained under the section captioned, "Proposal I - Election of Directors" in the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders, dated March 20, 1997, (the "Proxy Statement") on pages 3 - 5 is incorporated herein by reference.

Additional information concerning executive officers is incorporated herein by reference under "Executive Management" on page 6 of the 1997 definitive proxy statement.

Item 11. Executive Compensation
-------------------------------

The information contained under the section captioned "Proposal I - Election of Directors - Executive Compensation" in the Proxy Statement on page 6 through 10, up to but not including "Performance Graph", is incorporated herein by reference. However, the information under the heading "Board Compensation Committee Report on Executive Compensation" on page 7 of the Proxy Statement is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement on pages 1 - 2.

()   Security Ownership of Management

     Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement on pages 1 - 2 and information concerning ownership by directors in the Proxy Statement on pages 3 - 4.

(c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors - Certain Transactions With Management and Others" in the Proxy Statement on page 11.

The common stock of the Company is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Executive officers and directors of the Company and beneficial owners of greater than 10% of the Company's common stock ("10% beneficial owners") are required to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission disclosing changes in beneficial ownership of the Common Stock. Based on the Company's review of Forms 3, 4, and 5 filed by officers, directors and 10% beneficial owners of common stock, no executive officer, director, or 10% beneficial owner of common stock failed to file such ownership reports on a timely basis during the fiscal year ended December 31, 1996, other than Director
R. Joseph Hrach who filed one report, covering one transaction, 13 days late.

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1. The following financial statements and the report of the independent auditors of the Registrant included in the Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference and also in
        Item 8 hereof.

     Independent Auditor's Report, page 11.

     Consolidated Statements of Financial Position as of December 31, 1996 and 1995, page 12.

     Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994, page 13.

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994, page 14.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994, page 15 - 16.

     Notes to Consolidated Financial Statements, on pages 17 - 34.

     2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC"), except as filed as an exhibit to this report, are not required under the related instructions or are included in notes to the consolidated financial statements incorporated herein by reference and therefore have been omitted.

     3. The exhibits listed on the exhibit index on page 21 of this Form 10-K are filed herewith or are incorporated herein by reference from a previous filing.

(b)  Reports on Form 8-K filed in the fourth quarter of 1996:  None.

(c) The exhibits listed on the exhibit index on page 21 of this Form 10-K are filed herewith or are incorporated herein by reference from a previous filing.

(d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Shareholders which are required to be included herein.

                          FIRST SHENANGO BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRST SHENANGO BANCORP, INC.

March 25, 1997         By:                 /s/ Francis A. Bonadio
                             ---------------------------------------------------
                                             Francis A. Bonadio
                               President, Chief Executive Officer and Director

                                      (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signatures                                 Title                                Date
               ----------                                 -----                                ----
                                          President, Chief Executive Officer, and
                                                          Director
         /s/ Francis A. Bonadio                 (Principal Executive Officer)              March 25, 1997
-------------------------------------
           Francis A. Bonadio

                                         Chief Financial and Accounting Officer
          /s/ Lonny D. Robinson        Principal Financial and Accounting Officer)         March 25, 1997
-------------------------------------
            Lonny D. Robinson

          /s/ Robert H. Carlson                         Director                           March 25, 1997
-------------------------------------
            Robert H. Carlson

          /s/ Ronald P. Bergey                          Director                           March 25, 1997
-------------------------------------
            Ronald P. Bergey

                                                        Director
-------------------------------------
          William G. Eckles, II

           /s/ R. Joseph Hrach                          Director                           March 25, 1997
-------------------------------------
             R. Joseph Hrach

          /s/ Dale R. Perelman                          Director                           March 25, 1997
-------------------------------------
            Dale R. Perelman

        /s/ Richard E. Rentz, Jr.                       Director                           March 25, 1997
-------------------------------------
          Richard E. Rentz, Jr.


                                  EXHIBIT INDEX
                                  -------------

Number                        Description
------                        -----------

  3 (i)           Articles of Incorporation of the Registrant *

  3 (ii)          Bylaws of the Registrant **

  10.1            1996 Stock Option Plan of the Registrant ***

  10.2            Management Stock Bonus Plan and Trust Agreement of the Registrant ****

  10.3            Supplemental Executive Retirement Plan of Francis A. Bonadio *****

  11              Statement of Per Share Earnings

  13              Annual Report to Shareholders for the fiscal year ended December 31, 1996.

  21              Subsidiaries of the Registrant

  23              Consent of Independent Auditors

  27              Financial Data Schedule

  *               Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-55962)
                  filed on December 18, 1992.

  **              Incorporated by reference to Exhibit 3ii to the Quarterly Report on Form 10Q (File No. 0-21076) for the
                  quarter ended March 31, 1996.

  ***             Incorporated by reference to Exhibit A to the proxy statement dated June 28, 1993, for a special meeting of stockholders.

  ****            Incorporated by reference to Exhibit B to the proxy statement dated June 28, 1993, for a special meeting of stockholders.

  *****           Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993.