Form 10-Q
period 1997-03-31
FIRST SHENANGO BANCORP INC
filed 1997-05-01
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1997
                                ------------------------------------------------
                                             or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from
                               ----------------------  to ----------------------
Commission File Number:    0-21076
                        --------------------------------------------------------

                          FIRST SHENANGO BANCORP, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                      25-1698967
--------------------------------------------------------------------------------
(State of other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                                 (412) 654-6606
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 day                  |X| Yes        |_| No

      The number of shares outstanding of each of the issuer's classes of common stock as of April 21, 1997:


                      Class                             Outstanding
                      -----                             -----------
           $.10 par value common stock                2,062,860 Shares

                                FIRST SHENANGO BANCORP, INC.


                                            INDEX


                                                                            Page Number

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

      Consolidated  Statements  of  Financial  Position as of March 31, 1997 and
      December 31, 1996                                                                  1

      Consolidated  Statements  of Income for the Three  Months  Ended March 31,
      1997 and 1996                                                                      2

      Consolidated  Statements of Changes in  Shareholders'  Equity for the Year
      Ended December 31, 1996 and the Three Months Ended March 31, 1997                  3

      Consolidated Statements of Cash Flows for the Three Months Ended March 31,
      1997 and 1996                                                                  4 - 5

      Notes to Consolidated Financial Statements                                     6 - 9

      Item 2.  Management's  Discussion and Analysis of Financial  Condition and
      Results of Operations                                                        10 - 12

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                         13

     Item 2.  Changes in Securities                                                     13

     Item 3.  Defaults Upon Senior Securities                                           13

     Item 4.  Submission of Matters to a Vote of Security Holders                       13

     Item 5.  Other Information                                                         13

     Item 6.  Exhibits and Reports on Form 8-K                                          13

SIGNATURES                                                                              14


PART I - FINANCIAL INFORMATION/Item 1. - Financial Statements
FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                                March 31,      December 31,
ASSETS                                                                                            1997             1996
                                                                                            --------------------------------
Cash and Cash Equivalents:
  Cash and amounts due from depository institutions                                         $   1,468,277    $   1,817,504
  Interest bearing deposits in financial institutions                                           9,573,970       14,916,979
                                                                                            --------------------------------
                                                                                               11,042,247       16,734,483
Investment securities available for sale, carried at fair value                               127,372,214      125,288,762

Loans receivable, net of allowance for loan losses of $2,927,508 and $2,867,270               253,822,746      255,769,702
Accrued interest receivable                                                                     2,523,070        2,331,437
REO and other repossessed assets, net                                                             737,842          736,852
Premises and equipment, net                                                                     4,325,242        4,300,527
Prepaid expenses, sundry assets and deferred taxes                                              1,091,977          622,961
                                                                                            --------------------------------
    TOTAL ASSETS                                                                            $ 400,915,338    $ 405,784,724
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (including non-interest bearing deposits of $4,223,908 and $4,647,926)             $ 269,301,696    $ 267,619,176
Advances from Federal Home Loan Bank and other borrowings                                      83,944,709       86,455,211
Advance payments by borrowers for taxes and insurance                                           2,334,718        1,600,202
Accrued expenses, deferred taxes and other liabilities                                          2,434,371        7,055,808
                                                                                            --------------------------------
    TOTAL LIABILITIES                                                                         358,015,494      362,730,397
SHAREHOLDERS' EQUITY
  Preferred stock, no stated value,  10,000,000 shares  authorized,  none issued
  Common stock, $.10 par value,  15,000,000 shares authorized, 2,343,098 shares issued            234,310          234,310
  Additional paid-in capital                                                                   22,353,174       22,422,843
  Treasury stock at cost (280,088 and 283,188 shares)                                          (6,412,475)      (6,374,001)
  Less stock acquired by  MSBPs  and ESOP                                                        (635,597)        (674,997)
  Net unrealized (losses) gains on securities available  for   sale, net of tax                  (792,773)         190,743
  Retained earnings (substantially restricted)                                                 28,153,205       27,255,429
                                                                                            --------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                                                  42,899,844       43,054,327
                                                                                            --------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 400,915,338    $ 405,784,724
                                                                                            ================================







See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                                      March 31,
Interest income:                                                 1997         1996
                                                             -------------------------
  Interest and fees on:
    First mortgage residential loans                          $2,966,997   $2,486,962
    Commercial and other real estate loans                     1,120,754      889,450
    Consumer loans                                             1,092,185    1,275,994
  Interest and dividends on investments available for sale:
    Taxable                                                    1,470,457    1,172,798
    Tax-exempt                                                   419,360      172,470
    Dividends                                                    228,086      288,977
  Other interest income                                          134,923      160,744
                                                              ------------------------
    TOTAL INTEREST INCOME                                      7,432,762    6,447,395
                                                              ------------------------
Interest expense:
  Interest on deposits                                         3,048,900    2,929,205
  Interest on borrowed funds                                   1,195,737      555,093
                                                              ------------------------
    TOTAL INTEREST EXPENSE                                     4,244,637    3,484,298
                                                              ------------------------
    NET INTEREST INCOME                                        3,188,125    2,963,097
Provision for loan losses                                        184,634      224,793
                                                              ------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        3,003,491    2,738,304
Non-interest income:
  Service charges and other fees                                 202,459      191,254
  Gain on sale of investments and loans, net                         435      206,375
  Other                                                            1,177        1,317
                                                              ------------------------
    TOTAL NON-INTEREST INCOME                                    204,071      398,946
Non-interest expense:
  Salaries and employee benefits                                 765,368      739,133
  Occupancy and equipment, net                                   257,948      267,666
  Deposit insurance premiums                                      42,459      146,540
  Professional services                                           50,364       57,875
  REO operations                                                  33,901       78,323
  Other                                                          312,953      330,205
                                                              ------------------------
    TOTAL NON-INTEREST EXPENSE                                 1,462,993    1,619,742
                                                              ------------------------
    INCOME BEFORE INCOME TAXES                                 1,744,569    1,517,508
Income tax expense:
  Federal                                                        489,425      467,700
  State                                                          117,700      101,225
                                                              ------------------------
    TOTAL INCOME TAX EXPENSE                                     607,125      568,925
                                                              ------------------------
    NET INCOME                                                $1,137,444   $  948,583
                                                              ========================
Earnings per share                                            $     0.55   $     0.41
Dividends declared per share                                  $     0.12   $     0.10


See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                               Unallocated  Unallocated                Retained
                                       Additional                 Common      Common    Unrealized     Earnings,     Consolidated
                             Common     Paid-In      Treasury   Stock Held  Stock Held  Gain (Loss)   Substantially  Shareholders'
                              Stock     Capital        Stock     by ESOP     by MSBPs  on Securities    Restricted      Equity
                            --------------------------------------------------------------------------------------------------------
December 31, 1995            $234,310  $22,339,850  $(532,464)  $(777,983)  $(72,839)    $1,196,686    $25,235,026   $47,622,586

Deferred and unearned
compensation amortization
of ESOP and MSBPs shares                   126,364                114,283     60,695                                     301,342

Stock options exercised                    (42,524)     95,994                                                            53,470

MSBP shares forfeited                         (847)                              847

Net income                                                                                               3,009,997     3,009,997

Cash dividends declared on
common stock at $.46 per
share                                                                                                     (989,594)     (989,594)

Purchase of 254,745 shares
of treasury stock                                   (5,937,531)                                                       (5,937,531)

Change in unrealized gain
on investment securities
available for sale, net                                                                  (1,005,943)                  (1,005,943)
                            --------------------------------------------------------------------------------------------------------
December 31, 1996             234,310   22,422,843  (6,374,001)  (663,700)   (11,297)       190,743     27,255,429    43,054,327

Deferred and unearned
compensation amortization
of ESOP and MSBP shares                     36,000                 28,103     11,297                                      75,400

Stock options exercised                   (105,669)    259,019                                                           153,350

Net income                                                                                               1,137,444     1,137,444

Cash dividend declared on
common stock at $.12 per
share                                                                                                     (239,668)     (239,668)

Purchase of 12,235 shares
of treasury stock                                     (297,493)                                                          (297,493)

Change in unrealized gain
on investment securities
available for sale, net                                                                    (983,516)                    (983,516)
                            --------------------------------------------------------------------------------------------------------

March 31, 1997               $234,310  $22,353,174 $(6,412,475) $(635,597)  $       0    $  (792,773)   $28,153,205   $42,899,844
                            ========================================================================================================







See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Three Months Ended
                                                                                                            March 31,
                                                                                                    1997                 1996
                                                                                               ----------------------------------
OPERATING ACTIVITIES
Net Income                                                                                     $  1,137,444        $    948,583

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net gain on sale of investments and loans                                                          (435)           (206,375)
    Provision for estimated losses on loans                                                         184,634             224,793
    Provisions for net losses on REO, repossessed and other assets                                    7,039              58,754
    Provisions for depreciation and amortization                                                    106,077             117,576
    Amortization of MSBPs and ESOP unearned and deferred
      compensation                                                                                   75,400              75,307
    Deferred federal income taxes                                                                   (15,000)            (42,000)
    Increase in accrued interest receivable, prepaid
      expenses and sundry assets                                                                   (236,649)           (364,432)
    Increase in accrued expenses and other liabilities                                              460,902             673,353
    Increase in interest payable                                                                    824,286             932,759
                                                                                               ----------------------------------
    NET CASH  PROVIDED BY OPERATING  ACTIVITIES                                                   2,543,698           2,418,318
INVESTING ACTIVITIES
Proceeds from maturities of investments                                                           1,505,583           6,000,000
Proceeds from sales of  investments                                                                                  17,809,593
Proceeds  from sales of education  loans                                                            260,153             197,423
Purchases of investments                                                                         (7,901,101)        (54,093,695)
Principal repayment on  mortgage-backed  securities and CMOs                                      2,706,450           2,453,978
Proceeds from sales of foreclosed real estate,  repossessed and other assets                        112,429             117,638
Loan originations,  net  of  loans  in  process                                                 (11,872,173)        (14,356,058)
Principal reduction on loans                                                                     13,254,319          14,996,054
Redemption (purchase) of Federal Home Loan  Bank  stock                                             115,100          (1,068,700)
Additions  to  premises  and  equipment                                                            (130,792)             (3,400)
                                                                                               ----------------------------------
      NET CASH USED BY INVESTING ACTIVITIES                                                      (1,950,032)        (27,947,167)


FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Three Months Ended
                                                                                                            March 31,
FINANCING ACTIVITIES                                                                                 1997               1996
                                                                                               ---------------------------------
Net increase in money market and NOW deposits                                                     1,278,512           1,815,858
Net increase in savings deposits                                                                     46,503             664,165
Net (decrease) increase in certificates of deposit                                                 (454,936)             88,978
Proceeds of FHLB borrowings                                                                      15,700,000          20,000,000
Repayment of FHLB borrowings                                                                    (18,002,250)
Net decrease in other borrowings                                                                   (208,252)           (124,686)
Net increase in advance payments by borrowers                                                       734,516             686,492
Net decrease in other liabilities for unsettled investment security purchases                    (4,996,627)
Net proceeds from exercise of stock options                                                         153,350
Payment of cash dividend on common stock                                                           (239,225)           (223,151)
Purchase of treasury stock                                                                         (297,493)            (31,635)
                                                                                               ---------------------------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                             (6,285,902)         22,876,021
    NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (5,692,236)         (2,652,828)
Cash and cash equivalents at beginning of period                                                 16,734,483          15,830,560
                                                                                               ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $11,042,247         $13,177,732
                                                                                               =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                                                                     $  3,420,350        $  2,551,539
  Income taxes                                                                                 $    107,500        $     69,600
Non-cash investing activities:
  Transfer from loans to real estate owned                                                                         $    270,046
  Transfer from loans to other repossessed assets                                              $    214,444        $    247,473
Non-cash financing activities:
  Dividends declared but not paid                                                              $    239,668        $    223,019






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

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

The Consolidated Statement of Financial Position at December 31, 1996, was audited by Ernst & Young LLP. Their unqualified opinion thereon is included in the Company's 1996 Annual Report to Shareholders.

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

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 1997 and 1996 have been computed based on 2,063,449 and 2,303,370 weighted average shares and common stock equivalents outstanding, respectively. The Company accounts for shares acquired by its Employee Stock Ownership Plan ("ESOP") and Management Stock Bonus Plans ("MSBPs") in accordance with Statement of Position 93-6; shares controlled by the ESOP and MSBPs are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account or are granted to an individual.

During February 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings per Share," ("FAS 128") which is effective for periods ending after December 15, 1997. FAS 128 supersedes Accounting Principles Board Opinion 15 and supersedes or amends various other accounting pronouncements. FAS 128 simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Early adoption of FAS 128 is not permitted, however, restatement of all prior period EPS data presented will be required upon adoption.

Based on management's calculations, there would be no change to reported EPS for the three months ended March 31, 1997 or 1996 if FAS 128 had been in effect for these periods.

NOTE 3.  INVESTMENT SECURITIES

A summary of investment securities available for sale is as follows:

March 31, 1997

                                        --------------------------------------------------------------
                                                             Gross         Gross           Estimated
                                           Amortized     Unrealized      Unrealized           Fair
                                              Cost          Gains          Losses             Value
                                        --------------------------------------------------------------
U.S. Government and agency securities   $  14,492,544   $      11,243   $    (120,605)   $  14,383,182
Collateralized mortgage obligations        44,917,927         340,984        (489,658)      44,769,253
Municipal obligations                      28,359,213         168,498        (354,624)      28,173,087
Other debt securities                         250,000          10,313                          260,313
Mortgage-backed securities                 26,190,314         191,426        (995,603)      25,386,137
FHLB stock                                  4,174,700                                        4,174,700
Other marketable equity securities         10,189,289          62,500         (26,247)      10,225,542
                                        --------------------------------------------------------------
                                        $ 128,573,987    $    784,964   $  (1,986,737)   $ 127,372,214
                                        ==============================================================


The amortized cost and estimated fair value of investment securities at March 31, 1997 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities and CMOs may mature earlier than their weighted-average contractual maturities because of principal prepayments.


                                                 ----------------------------
                                                   Amortized       Estimated
                                                     Cost         Fair Value
                                                 ----------------------------
Debt and mortgage-related securities:
  Due in one year or less                        $  1,473,921    $  1,485,168
  Due after one year through five years             8,772,983       8,714,268
  Due after five years through ten years            3,648,817       3,617,639
  Due after 10 through 20 years                    20,507,978      20,494,305
  Due after 20 years                               79,806,299      78,660,592
                                                 ----------------------------
  Total                                           114,209,998     112,971,972
Marketable equity securities and FHLB stock        14,363,989      14,400,242
                                                 ----------------------------
  Total investment securities                    $128,573,987    $127,372,214
                                                 ============================

NOTE 4.  LOANS

                                             March 31, 1997 December 31, 1996
                                            ---------------------------------
First mortgage residential:
 One-to-four family residential                $159,914,746    $158,817,080
 Construction                                     1,073,444       1,287,007
                                            ---------------------------------
                                                160,988,190     160,104,087
Commercial and other real estate                 24,027,497      24,753,320
Commercial business                              21,219,088      20,944,114
Commercial land and land development              3,378,763       3,488,337
Automobile                                       28,622,759      32,239,765
Home equity                                      15,152,004      15,327,772
Other consumer                                    3,669,690       3,796,998
                                            ---------------------------------
Gross loans held for investment                 257,057,991     260,654,393
Less:
   Loans in process                               3,556,843       5,114,248
   Unearned discounts                                88,364         100,115
   Net deferred fees                                373,677         261,344
   Allowance for losses                           2,927,508       2,867,270
                                            ---------------------------------
Net loans held for investment                   250,111,599     252,311,416
Education loans held for sale                     3,711,147       3,458,286
                                            ---------------------------------
                                               $253,822,746    $255,769,702
                                            =================================

Activity in the allowance for loan losses is summarized as follows:

                                                 Three Months Ended March 31,

                                                 1997            1996
                                            ---------------------------------
Balance at beginning of year                     $2,867,270      $2,471,658
Provision charged to income - mortgage               30,000
Provision charged to income - commercial             49,997          75,000
Provision charged to income - consumer              104,637         149,793
Charge-offs - commercial                                           (60,000)
Charge-offs - consumer                            (132,140)       (110,743)
Recoveries - consumer                                 7,744           5,416
                                            ---------------------------------
Balance at end of period                         $2,927,508      $2,531,124
                                            =================================

The allowance for loan losses at March 31 consisted of:

Mortgage                                          $362,000         $332,000
Commercial                                       1,143,797          868,800
Consumer                                         1,421,711        1,330,324
                                            ---------------------------------
                                                $2,927,508       $2,531,124
                                            =================================

The estimated fair value of education loans held for sale approximates book value at March 31, 1997 and December 31, 1996.

The Company held one loan with a balance of $1.73 million and $1.76 million at March 31, 1997 and December 31, 1996, respectively, which was considered impaired. Because the market value of the collateral securing this loan exceeds the loan's recorded balance, no specific loss reserve is deemed necessary; however, the loan has been included in management's assessment of the adequacy of general valuation allowances. This loan has not been placed on non-accrual status, nor does management expect it to be in the forseeable future. There were no other loans considered impaired during the three months ended March 31, 1997.

Loans which the Company considers non-performing due to being placed on non-accrual status as a result of being in arrears three months or more are as follows:


Period                 Number of Loans          Balance        Percent of loans held for investment
-------------------- -------------------- -------------------- ------------------------------------
March 31, 1997                69               $1,283,920                 0.51%
December 31, 1996             92               $1,013,103                 0.40%



The foregone interest on non-performing loans for the periods ended March 31, 1997 and December 31, 1996 was $25,087 and $41,709, respectively.

At March 31, 1997 the Company was committed under various agreements to purchase first mortgage loans of $33,750; originate first mortgage loans of $2,012,150; originate commercial loans of $7,817,765; originate consumer loans of $1,736,999; and had $3,172,717 in unused commercial lines of credit; $2,555,887 in commercial letters of credit issued; $6,146,539 in unused home equity lines of credit; $2,042,616 in unused personal unsecured lines of credit; and $504,117 in unused credit card lines. There were no commitments to lend additional funds to debtors whose loans with the Company were non-performing as of March 31, 1997.

                          FIRST SHENANGO BANCORP, INC.
                         PART I - FINANCIAL INFORMATION
                Item 2. - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

--------------------------------------------------------------------------------

                                                 At or For the Three Months
                                                      Ended March 31,
Statistical Data:                                  1997 (1)     1996 (1)
                                                 ----------------------------
Return on average assets                                1.15%        1.10%
Return on average equity                               10.68%        7.99%
Average equity to average assets                       10.72%       13.80%
Average interest rate spread (FTE)                      2.98%        3.00%
Net yield on average interest-earning assets (FTE)      3.50%        3.64%
Non-interest expense to average assets                  1.47%        1.88%
Efficiency ratio                                       43.15%       51.35%
Nonperforming assets to total assets                    0.51%        0.50%
Allowance for loan losses to gross loans receivable     1.14%        1.13%
Book value per share, net of treasury shares           $20.79       $20.40

(1) Applicable income and expense figures have been annualized in calculating these ratios.

(FTE) Fully taxable-equivalent basis.

Management's Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 1997 and 1996.

During the three months ended March 31, 1997, the Company benefited from the growth in the mortgage and commercial loan portfolios and the leveraging of the investment portfolio during 1996. While the average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, declined from the three months ended March 31, 1996 to the same period in 1997, net interest income increased as average interest-earning assets increased by $57.21 million. The effect of this increase was partially offset by a $59.93 million increase in interest-bearing liabilities. Management anticipates a continuing tightening of spreads as a result of the recent move by the Federal Reserve Board to raise short-term interest rates.

Provisions for loan losses decreased $40,000 to $185,000 for the three months ended March 31, 1997 from $225,000 for same period in 1996. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $1.28 million, and other non-performing assets, namely REO and other repossessed assets, were $738,000 at March 31, 1997, for a total of $2.02 million in non-performing assets. Interest received in cash of $11,602 on non-accrual loans is included in net income for the 1997 first quarter. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.14% at March 31, 1997 and 1.11% at December 31, 1996. Total non-performing assets as a percentage of total assets was 0.51% at March 31, 1997 and 0.43% at December 31, 1996.

Total non-interest income decreased $195,000, or 48.85%, in 1997 primarily due to a $206,000 decrease in the gain on sale of investments and loans. The 1996 gains were due mainly to the sale of GNMA mortgage-backed securities. No securities were sold during the first quarter of 1997. Service charges and other fees increased $11,000 from year to year, primarily due to increased late charges received on loans.

Total non-interest expense decreased $157,000, or 9.68%, primarily due to a $104,000 decrease in deposit insurance premiums as a result of the SAIF recapitalization during the third quarter of 1996. Also contributing to the improvement was a $44,000 decrease in REO operation expense from year to year. Salaries and employee benefits increased $26,000, or 3.55% between the 1997 and 1996 quarters, primarily as a result of normal annual merit increases in salaries.

The Company's efficiency ratio improved from 51.35% at March 31, 1996 to 43.15% at March 31, 1997, while the ratio of non-interest expenses to average assets improved from 1.88% to 1.47%. The improvement in both of these key ratios is due to the lower SAIF premiums and management's continuing dedication to cost control. The improvement in the efficiency ratio is also due to the increase in net interest income.

Liquidity and Capital Resources

The Savings Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's regulatory liquidity ratio averaged 5.26% during the three months ended March 31, 1997. The Savings Bank manages its liquidity ratio to meet its funding needs, including deposit outflows, disbursements of payments collected from borrowers for taxes and insurance, and loan principal disbursements and to meet its asset and liability management objectives.

In addition to funds provided from operations, the Saving Bank's primary sources of funds are savings deposits and borrowings from the FHLB of Pittsburgh. Principal repayments on loans and mortgage-backed securities, and matured or called investment securities also provide cash inflows.

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

The Savings Bank invests its excess funds in an overnight deposit account with the Federal Home Loan Bank of Pittsburgh. This provides sufficient liquidity to meet immediate loan commitment and savings withdrawal funding requirements. When applicable, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits. These types of investments may qualify as liquid investments under OTS regulations.

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At March 31, 1997, the Savings Bank had outstanding commitments to fund off balance sheet items of $26.02 million. In addition, it had certificates of deposit scheduled to mature within six months of $60.74 million, substantially most of which management believes will remain with the Savings Bank. In the event that loan demand and deposit outflows exceed available funds, the Savings Bank may borrow from the FHLB or sell securities from its available for sale portfolio.

The Company, which includes the Savings Bank, from time to time is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company or Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the business of the Company or Savings Bank. In the opinion of management, the resolution of these lawsuits would not have a material adverse affect on the financial position or results of operations of the Company or Savings Bank.

Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on liquidity, capital resources or operations.

To be categorized as well capitalized, the Savings Bank must maintain minimum ratios as set forth in the table. As of March 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.



(Dollar amounts in thousands)                    Tier I Core  Tier I Risk-Based   Tier II Risk-Based
                                                    Capital        Capital             Capital
                                                 ----------------------------------------------------
Equity capital (1)                                $  34,147       $  34,147          $  34,147
Non-includable portion of investment in
subsidiary                                              (22)            (22)               (22)
Unrealized loss on certain securities available
for sale                                                783             783                783
General valuation allowances (2)                                                         2,639
                                                  ----------------------------------------------------
Regulatory capital                                   34,908          34,908             37,547
Minimum capital requirement                          15,868           8,446             16,893
                                                  ----------------------------------------------------
Excess regulatory capital                         $  19,040       $  26,414          $  20,654
                                                  ====================================================
       Adjusted total assets                      $ 396,712       $ 211,157          $ 211,157
Regulatory capital as a percentage                     8.80%          16.53%             17.78%
Minimum capital requirement as a
percentage                                             4.00%           4.00%              8.00%
                                                  ----------------------------------------------------
Excess regulatory capital as a percentage              4.80%          12.53%              9.78%
                                                  ====================================================
Well capitalized requirement as a percentage           5.00%           6.00%             10.00%
                                                  ====================================================


(1) Represents equity capital of the consolidated Savings Bank as reported to the OTS on Form 1313.

(2)  Limited to 1.25% of risk-based assets.

FIRST SHENANGO BANCORP, INC.
PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1 - Legal Proceedings                                        None

Item 2 - Changes in Securities                                    N/A

Item 3 - Defaults Upon Senior Securities                          N/A

Item 4 - Submission of Matters to a Vote of Security Holders
      (a) The 1997 Annual Meeting of Shareholders of First Shenango Bancorp, Inc. was held on April 22, 1997. Of 2,058,610 shares eligible to vote, 1,417,016 or 68.83% were voted in person or by proxy.

      (b) The shareholders voted to elect the three nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Francis A. Bonadio were 1,404,234 shares in favor and 12,782 shares withheld. The results for the election of R. Joseph Hrach were 1,401,954 shares in favor and 15,062 shares withheld. The results for the re-election of Richard E. Rentz, Jr. were 1,402,999 shares in favor and 14,017 shares withheld. There were no broker non-votes. In addition to Messrs. Bonadio, Hrach and Rentz, the directors following the meeting consisted of William G. Eckles, II; Dale R. Perelman; Ronald P. Bergey and Robert H. Carlson.

      (c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Company's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 1,406,588 shares in favor, 3,529 against and 6,899 abstaining. There were no broker non-votes.

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



                                          FIRST SHENANGO BANCORP, INC.




Date:  April 28, 1997               By:  /S/ Francis A. Bonadio
      ------------------------------     ---------------------------------------
                                         FRANCIS A. BONADIO
                                         President and Chief Executive Officer




Date:  April 28, 1997               By:  /S/ Lonny D. Robinson
      ------------------------------     ---------------------------------------
                                         LONNY D. ROBINSON
                                         Vice President and Chief Financial
                                          Officer