Form 10-Q
period 1997-06-30
FIRST SHENANGO BANCORP INC
filed 1997-08-05
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                              -------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    -----------------------

Commission File Number:    0-21076
                        -------------------------------------------------------

                          FIRST SHENANGO BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   PENNSYLVANIA                                          25-1698967
--------------------------------------------------------------------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                                 (412) 654-6606
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       NA
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         [X] Yes [ ] No

         The number of shares outstanding of each of the issuer's classes of common stock as of July 22, 1997:


                                                         Outstanding
                                                         -----------

                          Class
                          -----

               $.10 par value common stock             2,071,257 Shares

                          FIRST SHENANGO BANCORP, INC.


                                      INDEX

                                                                                                                      Page Number

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Statements of Financial Position as of June 30, 1997 and December 31, 1996                                    1

     Consolidated Statements of Income for the Three Months Ended June 30, 1997 and 1996 and Six
     Months Ended June 30, 1997 and 1996                                                                                        2

     Consolidated Statements of Changes in Shareholders' Equity for the Year Ended December 31,
     1996 and the Six Months Ended June 30, 1997                                                                                3

     Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996                                  4 - 5

     Notes to Consolidated Financial Statements                                                                             6 - 9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        9 - 12


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                                13

     Item 2.  Changes in Securities                                                                                            13

     Item 3.  Defaults Upon Senior Securities                                                                                  13

     Item 4.  Submission of Matters to a Vote of Security Holders                                                              13

     Item 5.  Other Information                                                                                                13

     Item 6.  Exhibits and Reports on Form 8-K                                                                                 13


SIGNATURES                                                                                                                     14


PART I - FINANCIAL INFORMATION/Item 1. - Financial Statements
FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                               June 30,          December 31,
ASSETS                                                                                           1997                1996
                                                                                          ------------------  ------------------
Cash and Cash Equivalents:
  Cash and amounts due from depository institutions                                               $1,239,894          $1,817,504
  Interest bearing deposits in financial institutions                                             14,154,395          14,916,979
                                                                                          ------------------  ------------------
                                                                                                  15,394,289          16,734,483
Investment securities available for sale, carried at fair value                                  129,025,393         125,288,762
Loans receivable, net of allowance for loan losses of $2,996,446 and $2,867,270                  258,449,714         255,769,702
Accrued interest receivable                                                                        2,799,460           2,331,437
REO and other repossessed assets, net                                                                718,633             736,852
Premises and equipment, net                                                                        4,634,193           4,300,527
Prepaid expenses, sundry assets and deferred taxes                                                   395,334             622,961
                                                                                          ------------------  ------------------
    TOTAL ASSETS                                                                                $411,417,016        $405,784,724
                                                                                          ==================  ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (including non-interest bearing deposits of $4,958,018 and $4,647,926)                 $268,249,388        $267,619,176
Advances from Federal Home Loan Bank and other borrowings                                         93,049,926          86,455,211
Advance payments by borrowers for taxes and insurance                                              3,006,952           1,600,202
Accrued expenses, deferred taxes and other liabilities                                             2,043,651           7,055,808
                                                                                          ------------------  ------------------
    TOTAL LIABILITIES                                                                            366,349,917         362,730,397
SHAREHOLDERS' EQUITY
Preferred stock, no stated value, 10,000,000 shares authorized, none issued
Common stock, $.10 par value, 15,000,000 shares authorized, 2,343,098                                234,310             234,310
shares issued

Additional paid-in capital                                                                        22,100,955          22,422,843
Treasury stock at cost (270,941 and 283,188 shares)                                              (6,236,786)         (6,374,001)
Less stock acquired by MSBPs and ESOP                                                              (607,494)           (674,997)
Net unrealized gains on securities available for sale, net of tax                                    517,507             190,743
Retained earnings (substantially restricted)                                                      29,058,607          27,255,429
                                                                                          ------------------  ------------------
   TOTAL SHAREHOLDERS' EQUITY                                                                     45,067,099          43,054,327
                                                                                          ------------------  ------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $411,417,016        $405,784,724
                                                                                          ==================  ==================






See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended June 30,         Six Months Ended June 30,
Interest income:                                                     1997              1996             1997             1996
                                                              ---------------------------------------------------------------------
  Interest and fees on:
    First mortgage residential loans                                  $3,026,026       $2,564,893       $5,993,023       $5,051,855
    Commercial and other real estate loans                             1,162,622          967,421        2,283,376        1,856,871
    Consumer loans                                                     1,029,060        1,262,306        2,121,245        2,538,300
  Interest and dividends on investments available for sale:
    Taxable                                                            1,508,562        1,330,825        2,979,019        2,503,623
    Tax-exempt                                                           425,629          176,327          844,989          348,797
    Dividends                                                            222,697          262,609          450,783          551,586
  Other interest income                                                   93,918          147,064          228,841          307,808
                                                              ---------------------------------------------------------------------
    TOTAL INTEREST INCOME                                              7,468,514        6,711,445       14,901,276       13,158,840
                                                              ---------------------------------------------------------------------
  Interest on deposits                                                 3,101,021        2,891,795        6,149,921        5,821,000
  Interest on borrowed funds                                           1,153,626          677,877        2,349,363        1,232,970
                                                              ---------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                             4,254,647        3,569,672        8,499,284        7,053,970
                                                              ---------------------------------------------------------------------
    NET INTEREST INCOME                                                3,213,867        3,141,773        6,401,992        6,104,870
Provision for loan losses                                                194,988          224,201          379,622          448,994
                                                              ---------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                                    3,018,879        2,917,572        6,022,370        5,655,876
Non-interest income:
  Service charges and other fees                                         169,720          191,806          372,179          383,060
  Gain (loss) on sale of investments and loans, net                        8,027          (44,033)           8,462          162,342
  Other                                                                      523            1,165            1,700            2,482
                                                              ---------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                            178,270          148,938          382,341          547,884
Non-interest expense:
  Salaries and employee benefits                                         755,129          757,874        1,520,497        1,497,007
  Occupancy and equipment, net                                           254,667          262,715          512,615          530,381
  Deposit insurance premiums                                              43,380          146,347           85,839          292,887
  Professional services                                                   46,700           64,180           97,064          122,055
  REO operations                                                          23,673           37,506           57,574          115,829
  Other                                                                  311,808          332,717          624,761          662,922
                                                              ---------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                         1,435,357        1,601,339        2,898,350        3,221,081
                                                              ---------------------------------------------------------------------
    INCOME BEFORE INCOME TAXES                                         1,761,792        1,465,171        3,506,361        2,982,679

Income tax expense:
  Federal                                                                445,325          473,925          934,750          941,625
  State                                                                  110,200           92,575          227,900          193,800
                                                              ---------------------------------------------------------------------
    TOTAL INCOME TAX EXPENSE                                             555,525          566,500        1,162,650        1,135,425
                                                              ---------------------------------------------------------------------
    NET INCOME                                                        $1,206,267         $898,671       $2,343,711       $1,847,254
                                                              =====================================================================
Earnings per share                                                         $0.58            $0.39            $1.14            $0.80

Dividends declared per share                                               $0.15            $0.12            $0.27            $0.22

See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY







                                                             Unallocated   Unallocated                   Retained
                                Additional                     Common        Common      Unrealized      Earnings,     Consolidated
                    Common        Paid-In       Treasury     Stock Held    Stock Held    Gain (Loss)   Substantially  Shareholders'
                     Stock        Capital        Stock         by ESOP      by MSBPs    on Securities   Restricted        Equity
                  -----------  ------------- -------------- ------------- ------------- -------------  -------------  --------------
December 31, 1995    $234,310    $22,339,850     $(532,464)    $(777,983)     $(72,839)    $1,196,686    $25,235,026   $47,622,586

Deferred and
unearned
compensation
amortization
of ESOP and
MSBPs shares                         126,364                     114,283        60,695                                     301,342

Stock options
exercised                            (42,524)       95,994                                                                  53,470

MSBP shares
forfeited                               (847)                                      847

Net income                                                                                                 3,009,997     3,009,997

Cash dividends
declared on
common stock
at $.46 per
share                                                                                                       (989,594)     (989,594)

Purchase of
254,745 shares
of treasury
stock                                           (5,937,531)                                                             (5,937,531)

Change in
unrealized gain
on investment
securities
available
for sale, net                                                                              (1,005,943)                  (1,005,943)
                  ----------------------------------------------------------------------------------------------------------------
December 31,
1996                  234,310     22,422,843    (6,374,001)     (663,700)      (11,297)       190,743     27,255,429    43,054,327

Deferred and
unearned
compensation
amortization
of ESOP and
MSBPs shares                          74,000                      56,206        11,297                                     141,503

Stock options
exercised                           (395,888)      774,018                                                                 378,130

Net income                                                                                                 2,343,711     2,343,711

Cash dividends
declared on
common stock
at $.27 per
share                                                                                                       (540,533)     (540,533)

Purchase of
25,566 shares
of treasury
stock                                             (636,803)                                                               (636,803)

Change in
unrealized gain
on investment
securities
available for
sale, net                                                                                     326,764                      326,764
                  ----------------------------------------------------------------------------------------------------------------
June 30, 1997        $234,310    $22,100,955   ($6,236,786)    ($607,494)           $0       $517,507    $29,058,607   $45,067,099
                  ================================================================================================================
















See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                  1997              1996
                                                                                            ----------------------------------
OPERATING ACTIVITIES

Net Income                                                                                        $2,343,711        $1,847,254

Adjustments to reconcile net income to net cash provided by operating activities:

    Net gain on sale of investments and loans                                                         (8,462)         (162,342)

    Provision for estimated losses on loans                                                          379,622           448,994

    Provisions for net losses on REO, repossessed and other assets                                     7,522            64,322

    Provisions for depreciation and amortization                                                     215,425           220,987

    Amortization of MSBPs and ESOP unearned and deferred
      compensation                                                                                   141,503           148,652

    Deferred federal income taxes                                                                   (101,000)          (82,000)

    Increase in accrued interest receivable, prepaid
      expenses and sundry assets                                                                    (308,396)         (529,761)

    (Decrease) increase in accrued expenses and other liabilities                                    (70,965)        1,343,305

    Increase in interest payable                                                                   1,508,038         1,670,332
                                                                                            ----------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      4,106,998         4,969,743

INVESTING ACTIVITIES

Proceeds from maturities of investments                                                            5,005,583         8,000,000

Proceeds from sales of investments                                                                                  28,883,852

Proceeds from sales of education loans                                                               697,912           481,584

Purchases of investments                                                                         (12,410,766)      (71,558,656)

Principal repayment on mortgage-backed securities and CMOs                                         4,499,016         4,252,854

Proceeds from sales of foreclosed real estate, repossessed and other assets                          236,713           241,563

Loan originations, net of loans in process                                                       (31,274,838)      (46,140,997)

Principal reduction on loans                                                                      27,299,738        27,943,672

Purchase of Federal Home Loan Bank stock                                                            (334,700)       (1,274,900)

Additions to premises and equipment                                                                 (549,091)          (30,115)
                                                                                             ----------------------------------
      NET CASH USED BY INVESTING ACTIVITIES                                                       (6,830,433)      (49,201,143)




FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Six Months Ended June 30,
FINANCING ACTIVITIES                                                                              1997              1996
                                                                                             ----------------------------------
Net increase in money market and NOW deposits                                                      2,079,082         3,465,385
Net increase (decrease) in savings deposits                                                          262,094          (695,735)
Net (decrease) increase in certificates of deposit                                                (3,225,206)        3,121,720
Proceeds of FHLB borrowings                                                                       36,930,000        28,125,000
Repayment of FHLB borrowings                                                                     (30,234,539)
Net (decrease) increase in other borrowings                                                         (100,746)          150,999
Net increase in advance payments by borrowers                                                      1,406,750         1,338,009
Net decrease in other liabilities for unsettled investment security purchases                     (4,996,627)
Net proceeds from exercise of stock options                                                          378,130            28,470
Payment of cash dividend on common stock                                                            (478,894)         (446,171)
Purchase of treasury stock                                                                          (636,803)         (639,276)
                                                                                             ----------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      1,383,241        34,448,401
    NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,340,194)       (9,782,999)

Cash and cash equivalents at beginning of period                                                  16,734,483        15,830,560
                                                                                             ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $15,394,289        $6,047,561
                                                                                             ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Cash paid during the period for:
  Interest                                                                                        $6,991,247        $5,393,787
  Income taxes                                                                                    $1,282,758        $1,189,492
Non-cash investing activities:
  Transfer from loans to real estate owned                                                                            $271,731
  Transfer from loans to other repossessed assets                                                   $427,196          $438,106
Non-cash financing activities:
  Dividends declared but not paid                                                                   $300,868          $264,437



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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

The Consolidated Statement of Financial Position at December 31, 1996 was audited by Ernst & Young LLP. Their unqualified opinion thereon is included in the Company's 1996 Annual Report to Shareholders.

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

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the six months ended June 30, 1997 and 1996 have been computed based on 2,063,307 and 2,295,515 weighted average shares and common stock equivalents outstanding, respectively. The Company accounts for shares acquired by its Employee Stock Ownership Plan ("ESOP") and Management Stock Bonus Plans ("MSBPs") in accordance with Statement of Position 93-6; shares controlled by the ESOP and MSBPs are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account or are granted to an individual.

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

Based on management's calculations, there would be no change to reported EPS for the three or six months ended June 30, 1997 or 1996 if FAS 128 had been in effect for these periods.

NOTE 3.  INVESTMENT SECURITIES

A summary of investment securities available for sale is as follows:

 June 30, 1997

                                                                                    Gross            Gross           Estimated
                                                                Amortized        Unrealized        Unrealized           Fair
                                                                  Cost              Gains            Losses            Value
                                                           ------------------------------------------------------------------------
 U.S. Government and agency securities                            $10,999,051          $3,929         ($19,173)        $10,983,807

 Collateralized mortgage obligations                               48,695,210         444,443         (214,124)         48,925,529

 Municipal obligations                                             28,375,032         754,282           (2,328)         29,126,986

 Other debt securities                                                250,000          10,000                              260,000

 Mortgage-backed securities                                        25,038,031         235,185         (494,909)         24,778,307

 FHLB stock                                                         4,624,500                                            4,624,500

 Other marketable equity securities                                10,259,063          73,783           (6,582)         10,326,264
                                                          -------------------------------------------------------------------------
                                                                 $128,240,887      $1,521,622        ($737,116)       $129,025,393
                                                          =========================================================================


The amortized cost and estimated fair value of investment securities at June 30, 1997 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities and CMOs may mature earlier than their weighted-average contractual maturities because of principal prepayments.


                                                                                                Amortized         Estimated
                                                                                                  Cost           Fair Value
                                                                                           ------------------------------------
Debt and mortgage-related securities:

 Due in one year or less                                                                            $999,821        $1,003,750

 Due after one year through five years                                                             6,274,461         6,273,582

 Due after five years through ten years                                                            4,041,856         4,054,447

 Due after 10 through 20 years                                                                    18,986,356        19,487,037

 Due after 20 years                                                                               83,054,830        83,255,813
                                                                                           ------------------------------------
  Total                                                                                          113,357,324       114,074,629

Marketable equity securities and FHLB stock                                                       14,883,563        14,950,764
                                                                                           ------------------------------------
 Total investment securities                                                                    $128,240,887      $129,025,393
                                                                                           ====================================




NOTE 4.  LOANS


                                                                                               June 30, 1997      December 31, 1996
                                                                                       --------------------------------------------
First mortgage residential:
 One-to-four family residential                                                                 $166,766,889           $158,817,080
 Construction                                                                                        928,938              1,287,007
                                                                                       --------------------------------------------
                                                                                                 167,695,827            160,104,087
Commercial and other real estate                                                                  23,632,734             24,753,320
Commercial business                                                                               21,911,522             20,944,114
Commercial land and land development                                                               5,462,220              3,488,337
Automobile                                                                                        25,315,513             32,239,765
Home equity                                                                                       15,016,851             15,327,772
Other consumer                                                                                     3,596,893              3,796,998
                                                                                       --------------------------------------------
Gross loans held for investment                                                                  262,631,560            260,654,393
Less:
   Loans in process                                                                                3,944,640              5,114,248
   Unearned discounts                                                                                 88,179                100,115
   Net deferred fees                                                                                 564,684                261,344
   Allowance for losses                                                                            2,996,446              2,867,270
                                                                                       --------------------------------------------
Net loans held for investment                                                                    255,037,611            252,311,416
Education loans held for sale                                                                      3,412,103              3,458,286
                                                                                       --------------------------------------------
                                                                                                $258,449,714           $255,769,702
                                                                                       ============================================

Activity in the allowance for loan losses is summarized as follows:


                                                                                           For the Six Months Ended June 30,
                                                                                             1997                    1996
                                                                                     --------------------------------------------
 Balance at beginning of year                                                                  $2,867,270             $2,471,658
 Provision charged to income - mortgage                                                            60,000
 Provision charged to income - commercial                                                         109,997                150,000
 Provision charged to income - consumer                                                           209,625                298,994
 Charge-offs - commercial                                                                                               (60,000)
 Charge-offs - consumer                                                                         (267,754)              (202,859)
 Recoveries - consumer                                                                             17,308                 26,311
                                                                                     --------------------------------------------
 Balance at end of period                                                                      $2,996,446             $2,684,104
                                                                                     ============================================

The allowance for loan losses at June 30 consisted of:

 Mortgage                                                                                        $392,000               $332,000
 Commercial                                                                                     1,203,797                943,800
 Consumer                                                                                       1,400,649              1,408,304
                                                                                    ---------------------------------------------
                                                                                               $2,996,446             $2,684,104
                                                                                    =============================================


The estimated fair value of education loans held for sale approximates book value at June 30, 1997 and December 31, 1996.

The Company held one loan with a balance of $1.72 million and $1.76 million at June 30, 1997 and December 31, 1996, respectively, which was considered impaired. Because the market value of the collateral securing this loan exceeds the loan's recorded balance, no specific loss reserve is deemed necessary; however, the loan has been included in management's assessment of the adequacy of general valuation allowances. This loan has not been placed on non-accrual status, nor does management expect it to be in the forseeable future. There were no other loans considered impaired during the six months ended June 30, 1997.

Loans which the Company considers non-performing due to being placed on non-accrual status as a result of being in arrears three months or more are as follows:

Period                                Number of Loans                   Balance               Percent of loans held for investment
-----------------------------  ----------------------------- -----------------------------  ---------------------------------------
June 30, 1997                               69                        $1,448,784                              0.57%
December 31, 1996                           92                        $1,013,103                              0.40%


The foregone interest on non-performing loans for the periods ended June 30, 1997 and December 31, 1996 was $74,280 and $41,709, respectively.

At June 30, 1997 the Company was committed under various agreements to purchase first mortgage loans of $740,100; originate first mortgage loans of $2,401,090; originate commercial loans of $7,326,117; originate consumer loans of $568,134; and had $4,159,024 in unused commercial lines of credit; $3,093,098 in commercial letters of credit issued; $6,356,508 in unused home equity lines of credit; $2,025,906 in unused personal unsecured lines of credit; and $557,308 in unused credit card lines. There were no commitments to lend additional funds to debtors whose loans with the Company were non-performing as of June 30, 1997.

                          FIRST SHENANGO BANCORP, INC.
                         PART I - FINANCIAL INFORMATION
                Item 2. - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
-------------------------------------------------------------------------------


                                                            At or For the Six Months          At or For the Three Months
                                                                 Ended June 30,                     Ended June 30,
Statistical Data:                                           1997 (1)         1996 (1)          1997 (1)          1996 (1)
                                                        ---------------------------------------------------------------------
Return on average assets                                        1.18%            1.05%              1.21%            1.01%

Return on average equity                                       10.86%            7.82%             11.07%            7.67%

Average equity to average assets                               10.86%           13.46%             10.96%           13.10%

Average interest rate spread (FTE)                              3.00%            3.05%              3.03%            3.10%

Net yield on average interest-earning assets (FTE)              3.52%            3.68%              3.53%            3.71%

Non-interest expense to average assets                          1.46%            1.84%              1.44%            1.79%

Efficiency ratio                                               42.79%           49.65%             42.41%           48.03%

Nonperforming assets to total assets                            0.54%            0.48%              0.54%            0.48%

Allowance for loan losses to gross loans                        1.15%            1.08%              1.15%            1.08%
receivable

Book value per share, net of treasury shares                   $21.75           $20.53             $21.75           $20.53


(1) Applicable income and expense figures have been annualized in calculating these ratios.
(FTE) Fully taxable-equivalent basis.

Management's Discussion and Analysis of Results of Operations for the Three Months Ended June 30, 1997 and 1996.

During the three months ended June 30, 1997, the Company benefited from the continuing growth in the mortgage and commercial loan portfolios and the leveraging of the investment portfolio during 1996. While the average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, declined from the three months ended June 30, 1996 to the same period in 1997, net interest income increased as average interest-earning assets increased by $39.03 million. The effect of this increase was partially offset by a $44.51 million increase in interest-bearing liabilities. Management anticipates a continuing tightening of spreads as a result of the Federal Reserve Board's decision to raise short-term interest rates in the first quarter of 1997.

Provisions for loan losses decreased $29,000 to $195,000 for the three months ended June 30, 1997 from $224,000 for same period in 1996. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $1.46 million, and other non-performing assets, namely REO and other repossessed assets, were $719,000 at June 30, 1997, for a total of $2.18 million in non-performing assets. Interest received in cash of $9,000 on non-accrual loans is included in net income for the 1997 second quarter. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.14% at June 30, 1997 and 1.11% at December 31, 1996. Total non-performing assets as a percentage of total assets was 0.53% at June 30, 1997 and 0.43% at December 31, 1996.

Total non-interest income increased $29,000 in 1997 primarily due to an $8,000 gain on sale of education loans in the 1997 quarter as compared to a net loss of $44,000 on the sale of investments and loans in the prior year quarter. The 1996 loss was due to the sale of an adjustable rate mortgage-backed security mutual fund. There were no investment sales in the current year quarter. The impact of these items was partially offset by a $28,000 reduction in fee income on deposit accounts between the two years.

Total non-interest expense decreased $166,000, or 10.37%, primarily due to a $103,000 decrease in deposit insurance premiums as a result of the SAIF recapitalization during the third quarter of 1996. Also contributing to the improvement were a $14,000 decrease in REO operation expense, a $17,000 reduction in professional service fees, and a $21,000 reduction in miscellaneous other non-interest expense from year to year. Salaries and benefits and occupancy and equipment expenses also experienced improvements.

The Company's efficiency ratio improved from 48.03% at June 30, 1996 to 42.41% at June 30, 1997, while the ratio of non-interest expenses to average assets improved from 1.79% to 1.44%. The improvement in both of these key ratios is due to the lower SAIF premiums and management's continuing dedication to cost control. The improvement in the efficiency ratio is also due to the increase in net interest income.

Management's Discussion and Analysis of Results of Operations for the Six Months Ended June 30, 1997 and 1996.

During the six months ended June 30, 1997, the Company continued to implement its strategy of increasing earnings through leveraging the balance sheet. The Savings Bank borrowed $6.70 million, net of repayments, from the Federal Home Loan Bank of Pittsburgh during the six months which was used primarily to purchase a high quality collateralized mortgage obligation with a short average life. This security was called by the issuer subsequent to June 30, 1997, and management anticipates using the proceeds to repay short-term FHLB borrowings. In addition, increases of $630,000 in deposits and $1.41 million in escrow deposits were used along with available funds to fund growth of $8.68 million in mortgage loans and $1.73 million in commercial and other real estate loans since December 31, 1996. The average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, experienced five basis point and sixteen basis point increases, respectively, from the six months ended June 30, 1996 to the same period in 1997, reflecting the Company's increase in short-term borrowing costs. A series of leveraging transactions has increased the average investment portfolio $25.96 million, while the average mortgage loan portfolio increased $26.32 million and the average commercial and other real estate loan portfolio increased $8.88 million. These increases, partially offset by a $10.95 million decrease in the average consumer loan portfolio, have increased net interest income and net income. Demand for first mortgage and commercial and other real estate loans increased during the second quarter of 1997, while management has continued to reduce the Company's exposure to indirect automobile lending.

Provisions for loan losses decreased $69,000 to $380,000 for the six months ended June 30, 1997 from $449,000 for the same period in 1996. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more that 90 days past due totalled $1.46 million and other non-performing assets, namely REO and other repossessed assets, were $719,000 at June 30, 1997, for a total of $2.18 million in non-performing assets.

Interest received in cash of $23,000 on non-accrual loans is included in net income for the 1997 six month period. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.14% at June 30, 1997. Total non-performing assets as a percentage of total assets was 0.53% at June 30, 1997.

Total non-interest income decreased $166,000 in 1997 due to a $154,000 decrease in the gain on sale of investments and loans. The 1996 gains were primarily due to the sale of GNMA mortgage-backed securities in the first quarter of 1996, partially offset by a $49,000 loss on the sale of an adjustable rate mortgage-backed security mutual fund in the second quarter of that year. Service charges and other fees decreased $11,000 from year to year, as increases in late charges collected on loans and miscellaneous service fees were offset by a reduction in fees on deposit accounts.

Total non-interest expense decreased primarily as a result of a $207,000 reduction in deposit insurance premiums and a $58,000 decrease in REO operation expense. Reserves for losses totalling $55,000 were recorded on two REO properties in March 1996, while only $5,000 in REO reserves have been established during 1997. Salaries and employee benefits increased $23,000 between the 1996 and 1997 quarters, primarily as a result of normal annual merit increases in salaries and increased ESOP amortization expenses due to the higher average stock price. Occupancy and equipment, professional services and other non-interest expense all declined in 1997 from 1996.

The Company's efficiency ratio improved from 49.65% at June 30, 1996 to 42.79% at June 30, 1997, while the ratio of non-interest expenses to average assets improved from 1.84% to 1.46%. The improvement in both of these key ratios is evidence of management's continuing dedication to cost control. The improvement in the efficiency ratio is also due to the increase in net interest income.


Liquidity and Capital Resources

The Savings Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's regulatory liquidity ratio averaged 5.22% during the three months ended June 30, 1997. The Savings Bank manages its liquidity ratio to meet its funding needs, including deposit outflows, disbursements of payments collected from borrowers for taxes and insurance, and loan principal disbursements and to meet its asset and liability management objectives.

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

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At June 30, 1997, the Savings Bank had outstanding commitments to fund off balance sheet items of $27.23 million. In addition, it had certificates of deposit scheduled to mature within six months of $58.48 million, substantially most of which management believes will remain with the Savings Bank. In the event that loan demand and deposit outflows exceed available funds, the Savings Bank may borrow from the FHLB or sell securities from its available for sale portfolio.


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

To be categorized as well capitalized, the Savings Bank must maintain minimum ratios as set forth in the table. As of June 30, 1997, the most recent notification from the Office of Thrift Supervision categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.



 (Dollar amounts in thousands)                           Tier I Core            Tier I Risk-Based          Tier II Risk-Based
                                                          Capital                   Capital                    Capital
                                                 ----------------------------------------------------------------------------

 Equity capital (1)                                           $36,652                   $36,652                      $36,652
 Non-includable portion of investment in
 subsidiary                                                       (25)                      (25)                         (25)
 Unrealized gain on certain securities
 available for sale                                              (516)                     (516)                        (516)
 General valuation allowances (2)                                                                                      2,671
                                                 ----------------------------------------------------------------------------
 Regulatory capital                                            36,111                    36,111                       38,782
 Minimum capital requirement                                   16,249                     8,539                       17,079
                                                 ----------------------------------------------------------------------------
 Excess regulatory capital                                    $19,862                   $27,572                      $21,703
                                                 ============================================================================
       Adjusted total assets                                 $406,233                  $213,487                     $213,487

 Regulatory capital as a percentage                             8.89%                    16.91%                       18.17%

 Minimum capital requirement as a
 percentage                                                     4.00%                     4.00%                        8.00%
                                                 ----------------------------------------------------------------------------
 Excess regulatory capital as a percentage                      4.89%                    12.91%                       10.17%
                                                 ============================================================================
 Well capitalized requirement as a percentage                   5.00%                     6.00%                       10.00%
                                                 ============================================================================


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

-------------------------------------------------------------------------------



Item 1 - Legal Proceedings                                                 None

Item 2 - Changes in Securities                                             N/A

Item 3 - Defaults Upon Senior Securities                                   N/A

Item 4 - Submission of Matters to a Vote of Security Holders
         (a) Information concerning an April 22, 1997 meeting was reported in the Form 10-Q for the three months ended March 31, 1997.

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



                                     FIRST SHENANGO BANCORP, INC.




Date:     July 30, 1997      By:  /s/ Francis A. Bonadio
      ----------------------     -----------------------------------------
                                     FRANCIS A. BONADIO
                                     President and Chief Executive Officer




Date:     July 30, 1997      By:  /s/ Lonny D. Robinson
      ----------------------     ----------------------------------------
                                      LONNY D. ROBINSON
                                      Vice President and Chief Financial Officer