Form 10-Q
period 1997-09-30
FIRST SHENANGO BANCORP INC
filed 1997-11-07
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30, 1997
                                  ----------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               --------------------   --------------------------

Commission File Number:   0-21076
                         -------------------------------------------------------

                          FIRST SHENANGO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                              25-1698967
--------------------------------------------------------------------------------
(State of other jurisdiction of incorporation               (I.R.S. Employer
   or organization)                                         Identification No.)

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

         The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

                                                      Outstanding
                                                      -----------
                     Class
                     -----
          $.10 par value common stock               2,069,007 Shares

                          FIRST SHENANGO BANCORP, INC.


                                      INDEX


                                                                                      Page Number

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Consolidated  Statements of Financial Position as of September 30, 1997 and
     December 31, 1996                                                                      1

     Consolidated  Statements of Income for the Three Months Ended September 30,
     1997 and 1996 and the Nine Months Ended September 30, 1997 and 1996                    2

     Consolidated  Statements  of Changes in  Shareholders'  Equity for the Year
     Ended December 31, 1996 and the Nine Months Ended September 30, 1997                   3

     Consolidated  Statements of Cash Flows for the Nine Months Ended  September
     30, 1997 and  1996                                                                 4 - 5

     Notes to Consolidated Financial Statements                                         6 - 9

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
     Results of Operations                                                            10 - 13

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                            14

     Item 2.  Changes in Securities                                                        14

     Item 3.  Defaults Upon Senior Securities                                              14

     Item 4.  Submission of Matters to a Vote of Security Holders                          14

     Item 5.  Other Information                                                            14

     Item 6.  Exhibits and Reports on Form 8-K                                             14

SIGNATURES                                                                                 15

PART I - FINANCIAL INFORMATION/Item 1. - Financial Statements
FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                  September 30,    December 31,
ASSETS                                                                                1997            1996
                                                                                  ------------     -------------
Cash and Cash Equivalents:
  Cash and amounts due from depository institutions                               $   1,325,045    $   1,817,504
  Interest bearing deposits in financial institutions                                11,881,607       14,916,979
                                                                                  -------------    -------------
                                                                                     13,206,652       16,734,483
Investment securities available for sale, carried at fair value                     120,719,226      125,288,762
Loans receivable, net of allowance for loan losses of $3,078,520 and $2,867,270     258,929,461      255,769,702
Accrued interest receivable                                                           2,420,215        2,331,437
REO and other repossessed assets, net                                                   845,865          736,852
Premises and equipment, net                                                           5,016,182        4,300,527
Prepaid expenses, sundry assets and deferred taxes                                      299,287          622,961
                                                                                  -------------    -------------
    TOTAL ASSETS                                                                  $ 401,436,888    $ 405,784,724
                                                                                  =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (including non-interest bearing deposits of $4,637,553 and $4,647,926)   $ 273,501,593    $ 267,619,176
Advances from Federal Home Loan Bank and other borrowings                            78,125,185       86,455,211
Advance payments by borrowers for taxes and insurance                                   837,569        1,600,202
Accrued expenses, deferred taxes and other liabilities                                2,318,611        7,055,808
                                                                                  -------------    -------------
    TOTAL LIABILITIES                                                               354,782,958      362,730,397
SHAREHOLDERS' EQUITY
Preferred  stock, no stated value, 10,000,000    shares  authorized,
  none issued
Common stock, $.10 par value, 15,000,000 shares authorized, 2,343,098 shares
  issued                                                                                234,310          234,310
Additional paid-in capital                                                           22,156,455       22,422,843
Treasury stock at cost (274,091 and 283,188 shares)                                  (6,322,416)      (6,374,001)
Less stock acquired by MSBPs and ESOP                                                  (579,391)        (674,997)
Net unrealized gains on securities available for sale, net of tax                     1,228,372          190,743
Retained earnings (substantially restricted)                                         29,936,600       27,255,429
                                                                                  -------------    -------------
   TOTAL SHAREHOLDERS' EQUITY                                                        46,653,930       43,054,327
                                                                                  -------------    -------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 401,436,888    $ 405,784,724
                                                                                  =============    =============




See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended          Nine Months Ended
                                                                     September 30,                September 30
Interest income:                                                  1997          1996           1997         1996
                                                              -----------   -----------    -----------   -----------
  Interest and fees on:
    First mortgage residential loans                          $ 3,217,801   $ 2,871,604    $ 9,210,824   $ 7,923,459
    Commercial and other real estate loans                      1,183,414     1,063,055      3,466,790     2,919,926
    Consumer loans                                                970,137     1,256,641      3,091,382     3,794,941
  Interest and dividends on investments available for sale:
    Taxable                                                     1,382,589     1,431,656      4,361,608     3,935,279
    Tax-exempt                                                    425,823       243,996      1,270,812       592,793
    Dividends                                                     218,130       205,035        668,913       756,621
  Other interest income                                           159,834        58,148        388,675       365,956
                                                              -----------   -----------    -----------   -----------
    TOTAL INTEREST INCOME                                       7,557,728     7,130,135     22,459,004    20,288,975
                                                              -----------   -----------    -----------   -----------
Interest expense:
  Interest on deposits                                          3,162,652     2,979,647      9,312,573     8,800,647
  Interest on borrowed funds                                    1,181,716       868,532      3,531,079     2,101,502
                                                              -----------   -----------    -----------   -----------
    TOTAL INTEREST EXPENSE                                      4,344,368     3,848,179     12,843,652    10,902,149
                                                              -----------   -----------    -----------   -----------
    NET INTEREST INCOME                                         3,213,360     3,281,956      9,615,352     9,386,826
Provision for loan losses                                         195,963       224,736        575,585       673,730
                                                              -----------   -----------    -----------   -----------
    NET INTEREST INCOME AFTER PROVISION FOR                     3,017,397     3,057,220      9,039,767     8,713,096
        LOAN LOSSES
Non-interest income:
  Service charges and other fees                                  185,211       200,662        557,390       583,722
  Gain on sale of investments and loans, net                       17,400        51,772         25,862       214,114
  Other                                                             1,190           656          2,890         3,138
                                                              -----------   -----------    -----------   -----------
    TOTAL NON-INTEREST INCOME                                     203,801       253,090        586,142       800,974
Non-interest expense:
  Salaries and employee benefits                                  785,973       758,020      2,306,470     2,255,027
  Occupancy and equipment, net                                    240,517       253,371        753,132       783,752
  Deposit insurance premiums                                       42,399     1,814,532        128,238     2,107,419
  Professional services                                            42,709        60,591        139,773       182,646
  REO operations                                                   31,182        73,140         88,756       188,969
  Other                                                           338,780       329,961        963,541       992,883
                                                              -----------   -----------    -----------   -----------
    TOTAL NON-INTEREST EXPENSE                                  1,481,560     3,289,615      4,379,910     6,510,696
                                                              -----------   -----------    -----------   -----------
    INCOME BEFORE INCOME TAXES                                  1,739,638        20,695      5,245,999     3,003,374
Income tax expense:
  Federal                                                         449,475        32,650      1,384,225       974,275
  State                                                           111,775       (22,225)       339,675       171,575
                                                              -----------   -----------    -----------   -----------
    TOTAL INCOME TAX EXPENSE                                      561,250        10,425      1,723,900     1,145,850
                                                              -----------   -----------    -----------   -----------
    NET INCOME                                                $ 1,178,388   $    10,270    $ 3,522,099   $ 1,857,524
                                                              ===========   ===========    ===========   ===========
Earnings per share                                            $      0.57   $      0.00    $      1.71   $      0.82
Dividends declared per share                                  $      0.15   $      0.12    $      0.42   $      0.34


See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                   Unallocated  Unallocated    Unrealized Retained
                                         Additional                   Common       Common        Gain     Earnings,    Consolidated
                              Common      Paid-In      Treasury    Stock Held   Stock Held       on      Substantially Shareholders'
                              Stock       Capital       Stock        by ESOP     by MSBPs     Securities  Restricted      Equity
                              --------  -----------    ----------  -----------  -----------   ---------- ------------- ------------
December 31, 1995             $234,310  $22,339,850    $(532,464)   $(777,983)    $(72,839)   $1,196,686  $25,235,026   $47,622,586

Deferred and unearned
compensation amortization
of ESOP and MSBPs shares                    126,364                   114,283       60,695                                  301,342

Stock options exercised                     (42,524)      95,994                                                             53,470

MSBP shares forfeited                          (847)                                   847

Net income                                                                                                  3,009,997     3,009,997

Cash dividends declared
on common stock at $.46
per share                                                                                                    (989,594)     (989,594)

Purchase of 254,745
shares of treasury stock                              (5,937,531)                                                        (5,937,531)

Change in unrealized gain
on investment securities
available for sale, net                                                                       (1,005,943)                (1,005,943)
                            ----------- ------------ ------------- ------------ ------------ ------------- ------------ ------------
December 31, 1996              234,310   22,422,843   (6,374,001)    (663,700)     (11,297)      190,743   27,255,429    43,054,327

Deferred and unearned
compensation amortization
of ESOP and MSBPs shares                    129,500                     84,309       11,297                                 225,106

Stock options exercised                    (395,888)     774,018                                                            378,130

Net income                                                                                                  3,522,099     3,522,099

Cash dividends declared
on common stock at $.42
per share                                                                                                    (840,928)     (840,928)

Purchase of 28,716 shares
of treasury stock                                       (722,433)                                                          (722,433)

Change in unrealized
gain  on investment
securities available for
sale, net                                                                                      1,037,629                  1,037,629

                            ----------- ------------ ------------- ------------ ------------ ------------- ------------ ------------

September 30, 1997            $234,310  $22,156,455  ($6,322,416)   ($579,391)    $       0   $1,228,372  $29,936,600   $46,653,930
                            =========== ============ ============= ============ ============ ============ ===========   ===========






See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                  1997            1996
                                                                              -----------------------------
OPERATING ACTIVITIES
Net Income                                                                    $  3,522,099    $  1,857,524
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net gain on sale of investments and loans                                      (25,862)       (214,114)
    Provision for estimated losses on loans                                        575,585         673,730
    Provisions for net losses on REO, repossessed and other assets                  12,523         107,506
    Provisions for depreciation and amortization                                   310,085         323,984
    Amortization of MSBPs and ESOP unearned and deferred
      compensation                                                                 225,106         221,815
    Deferred federal income taxes                                                 (192,000)       (126,000)
    Increase in accrued interest receivable, prepaid
      expenses and sundry assets                                                    (6,104)       (832,786)
    Increase in accrued expenses and other liabilities                             128,164       1,200,329
    Increase in interest payable                                                 2,109,212       2,334,122
                                                                              ------------    ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                    6,658,808       5,546,110
INVESTING ACTIVITIES
Proceeds from maturities of investments                                         13,948,250       8,000,000
Proceeds from sales of investments                                                              29,679,254
Proceeds from sales of education loans                                           1,571,252       1,422,538
Purchases of investments                                                       (14,478,389)    (75,465,877)
Principal repayment on mortgage-backed securities and CMOs                       6,256,804       5,630,653
Proceeds from sales of foreclosed real estate, repossessed and other assets        299,986         563,276
Loan originations, net of loans in process                                     (51,913,915)    (77,862,313)
Principal repayment on loans                                                    46,211,659      47,950,136
Redemption (purchase) of Federal Home Loan Bank stock                              415,500      (2,116,200)
Additions to premises and equipment                                             (1,025,740)       (128,849)
                                                                              ------------    ------------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           1,285,407     (62,327,382)


FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                      September  30,
FINANCING ACTIVITIES                                                               1997             1996
                                                                                -----------------------------
Net increase in money market and NOW deposits                                        499,312       7,342,269
Net decrease in savings deposits                                                  (1,219,485)     (2,484,663)
Net increase in certificates of deposit                                            4,461,478       1,742,649
Proceeds of FHLB borrowings                                                       61,930,000      50,768,000
Repayment of FHLB borrowings                                                     (70,238,375)     (6,218,053)
Net decrease in other borrowings                                                     (21,651)       (105,786)
Net decrease in advance payments by borrowers                                       (762,633)       (531,011)
Net decrease in other liabilities for unsettled investment security purchases     (4,996,627)
Net proceeds from exercise of stock options                                          378,130          53,470
Payment of cash dividend on common stock                                            (779,762)       (710,607)
Purchase of treasury stock                                                          (722,433)     (1,165,275)
                                                                                ------------    ------------
    NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                             (11,472,046)     48,690,993
    NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,527,831)     (8,090,279)
Cash and cash equivalents at beginning of period                                  16,734,483      15,830,560
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 13,206,652    $  7,740,281
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                                                      $ 10,701,570    $  8,571,582
  Income taxes                                                                  $  1,838,758    $  1,867,197
Non-cash investing activities:
  Transfer from loans to real estate owned                                      $    125,015    $    274,369
  Transfer from loans to other repossessed assets                               $    584,746    $    814,618
Non-cash financing activities:
  Dividends declared but not paid                                               $    300,396    $    261,670




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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

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

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 1997 and 1996 have been computed based on 2,064,559 and 2,274,779 weighted average shares and common stock equivalents outstanding, respectively. Earnings per share for the three months ended September 30, 1997 and 1996 have been computed based on 2,064,978 and 2,261,295 weighted average shares and common stock equivalents outstanding, respectively. The Company accounts for shares acquired by its Employee Stock Ownership Plan ("ESOP") and Management Stock Bonus Plans ("MSBPs") in accordance with Statement of Position 93-6; shares controlled by the ESOP and MSBPs are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account or are granted to an individual.

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

Based on management's calculations, there would be no change to reported EPS for the three or nine months ended September 30, 1997 or for the three months ended September 30, 1996 if FAS 128 had been in effect for these periods. Under FAS 128, EPS for the nine months ended September 30, 1996 would have been $0.81 as compared to EPS of $0.82 as reported.

NOTE 3.  INVESTMENT SECURITIES

A summary of investment  securities available for sale is as follows:

  September 30, 1997

                                                           Gross             Gross          Estimated
                                          Amortized      Unrealized        Unrealized         Fair
                                             Cost           Gains            Losses           Value
                                        -------------   -------------    -------------    -------------
U.S. Government and agency securities   $   8,996,309   $      33,548                     $   9,029,857
Collateralized mortgage obligations        43,140,115         540,604          (63,252)      43,617,467
Municipal obligations                      28,391,046       1,141,052                        29,532,098
Other debt securities                         250,000           8,750                           258,750
Mortgage-backed securities                 24,375,648         315,423         (212,746)      24,478,325
FHLB stock                                  3,874,300                                         3,874,300
Other marketable equity securities          9,830,436          98,363             (370)       9,928,429
                                        -------------   -------------    -------------    -------------
                                        $ 118,857,854   $   2,137,740    ($    276,368)   $ 120,719,226
                                        =============   =============    =============    =============


The amortized cost and estimated fair value of investment securities at September 30, 1997 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities and CMOs may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                                               Amortized       Estimated
                                                 Cost          Fair Value
                                              ------------   ------------
Debt and mortgage-related securities:
  Due after one year through five years       $  4,272,720   $  4,292,247
  Due after five years through ten years         6,359,184      6,424,142
  Due after 10 through 20 years                 17,852,619     18,566,026
  Due after 20 years                            76,668,595     77,634,082
                                              ------------   ------------
  Total                                        105,153,118    106,916,497
Marketable equity securities and FHLB stock     13,704,736     13,802,729
                                              ------------   ------------
  Total investment securities                 $118,857,854   $120,719,226
                                              ============   ============


On October 3, 1997, the Savings Bank sold GNMA fixed rate mortgage-backed securities with an amortized cost and market value at September 30, 1997 of $16,486,223 and $16,313,203, respectively, at a net loss of $17,256. The proceeds from the sale of these securities were used to reduce FHLB borrowings. The securities which were sold are included in the "Due after 20 years" category in the maturity table above.

NOTE 4.  LOANS

                                                          September 30, 1997  December 31, 1996
                                                          ------------------  -----------------
First mortgage residential:
 One-to-four family residential                               $ 170,954,648    $ 158,817,080
 Construction                                                       838,937        1,287,007
                                                              -------------    -------------
                                                                171,793,585      160,104,087
Commercial and other real estate                                 21,973,869       24,753,320
Commercial business                                              20,668,999       20,944,114
Commercial land and land development                              8,051,699        3,488,337
Automobile                                                       21,203,479       32,239,765
Home equity                                                      15,235,354       15,327,772
Other consumer                                                    3,600,020        3,796,998
                                                              -------------    -------------
Gross loans held for investment                                 262,527,005      260,654,393
Less:
   Loans in process                                               3,040,031        5,114,248
   Unearned discounts                                                82,883          100,115
   Net deferred fees                                                666,138          261,344
   Allowance for losses                                           3,078,520        2,867,270
                                                              -------------    -------------
Net loans held for investment                                   255,659,433      252,311,416
Education loans held for sale                                     3,270,028        3,458,286
                                                              -------------    -------------
                                                              $ 258,929,461    $ 255,769,702
                                                              =============    =============

Activity in the allowance for loan losses is summarized as follows:

                                                          For the Nine Months Ended September 30,
                                                                   1997             1996
                                                              -------------    -------------
Balance at beginning of year                                  $   2,867,270    $   2,471,658
Provision charged to income - mortgage                               90,000
Provision charged to income - commercial                            170,707          225,000
Provision charged to income - consumer                              314,878          448,730
Charge-offs - commercial                                            (36,011)         (60,000)
Charge-offs - consumer                                             (360,667)        (427,749)
Recoveries - consumer                                                32,343           33,049
                                                              -------------    -------------
Balance at end of period                                      $   3,078,520    $   2,690,688
                                                              =============    =============

The allowance for loan losses at September 30 consisted of:

Mortgage                                                      $     422,000    $     332,000
Commercial                                                        1,228,496        1,018,800
Consumer                                                          1,428,024        1,339,888
                                                              -------------    -------------
                                                              $   3,078,520    $   2,690,688
                                                              =============    =============

The estimated fair value of education loans held for sale approximates book value at September 30, 1997 and December 31, 1996.

The Company held one loan with a balance of $1.70 million and $1.76 million at September 30, 1997 and December 31, 1996, respectively, which was considered impaired. Because the market value of the collateral securing this loan exceeds the loan's recorded balance, no specific loss reserve is deemed necessary; however, the loan has been included in management's assessment of the adequacy of general valuation allowances. This loan has not been placed on non-accrual status, nor does management expect it to be in the foreseeable future. There were no other loans considered impaired during the nine months ended September 30, 1997.

Loans which the Company considers non-performing due to being placed on non-accrual status as a result of being in arrears three months or more are as follows:


Period                               Number of Loans                  Balance             Percent of net loans held for investment
------------------------------------------------------------------------------------- --------------------------------------------
September 30, 1997                         56                       $1,174,735                             0.46%
December 31, 1996                          92                       $1,013,103                             0.40%


The foregone interest on non-performing loans for the periods ended September 30, 1997 and December 31, 1996 was $92,921 and $41,709, respectively.

At September 30, 1997 the Company was committed under various agreements to purchase first mortgage loans of $379,800; originate first mortgage loans of $2,021,875; originate commercial loans of $7,771,401; originate consumer loans of $545,943; and had $2,389,681 in unused commercial lines of credit; $2,625,328 in commercial letters of credit issued; $6,420,692 in unused home equity lines of credit; $2,001,311 in unused personal unsecured lines of credit; and $568,031 in unused credit card lines. There were no commitments to lend additional funds to debtors whose loans with the Company were non-performing as of September 30, 1997.

                          FIRST SHENANGO BANCORP, INC.
                         PART I - FINANCIAL INFORMATION
                Item 2. - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                                           At or For the Nine Months      At or For the Three Months
                                                              Ended September 30,             Ended September 30,
Statistical Data:                                          1997 (1)        1996 (1)        1997 (1)         1996 (1)
                                                         -------------- --------------- ---------------- ---------------
Return on average assets                                         1.17%           0.69%            1.16%           0.01%
Return on average assets (2)                                       n/a           1.07%              n/a           1.10%
Return on average equity                                        10.65%           5.25%           10.24%           0.09%
Return on average equity (2)                                       n/a           8.17%              n/a           8.87%
Average equity to average assets                                11.02%          13.10%           11.35%          12.41%
Average interest rate spread (FTE)                               2.98%           3.08%            2.92%           3.12%
Net yield on average interest-earning assets (FTE)               3.50%           3.68%            3.46%           3.69%
Non-interest expense to average assets                           1.46%           2.41%            1.46%           3.48%
Non-interest expense to average assets (2)                         n/a           1.79%              n/a           1.72%
Efficiency ratio                                                43.06%          65.30%           43.61%          94.43%
Efficiency ratio (2)                                               n/a          48.59%              n/a          46.63%
Nonperforming assets to total assets                             0.52%           0.51%            0.52%           0.51%
Allowance for loan losses to gross loans receivable
                                                                 1.17%           1.04%            1.17%           1.04%
Book value per share, net of treasury shares                    $22.55          $20.42           $22.55          $20.42


(1) Applicable income and expense figures have been annualized in calculating these ratios.
(2) Proforma excluding the effect of the SAIF special assessment on September 30, 1996.
(FTE) Fully taxable-equivalent basis.


Management's Discussion and Analysis of Results of Operations for the Three Months Ended September 30, 1997 and 1996.

During the three months ended September 30, 1997, the Company benefited from the continuing growth in the mortgage and commercial loan portfolios and the leveraging of the investment portfolio during 1996. While the average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, declined from the three months ended September 30, 1996 to the same period in 1997, net interest income increased as average interest-earning assets increased by $25.81 million. The effect of this increase was partially offset by a $27.57 million increase in interest-bearing liabilities. Management anticipates a continuing tightening of spreads as a result of the Federal Reserve Board's decision to raise short-term interest rates in the first quarter of 1997.

Provisions for loan losses decreased $30,000 to $195,000 for the three months ended September 30, 1997 from $225,000 for same period in 1996. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $1.21 million, and other non-performing assets, namely REO and other repossessed assets, were $846,000 at September 30, 1997, for a total of $2.06 million in non-performing assets. Interest received in cash of $7,000 on non-accrual loans is included in net income for the 1997 third quarter. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.18% at September 30, 1997 and 1.11% at December 31, 1996. Total non-performing assets as a percentage of total assets was 0.52% at September 30, 1997 and 0.43% at December 31, 1996.

Total non-interest income decreased $49,000 in 1997 primarily due to a $32,000 gain on the sale of two municipal bonds in the 1996 quarter. There were no investment sales in the current year quarter. Service charges and other fees also decreased by $15,000 during the 1997 quarter.

Total non-interest expense decreased $1.81 million from $3.29 million for the three months ended September 30, 1996 to $1.48 million for the same quarter this year. This is primarily the result of the one-time special assessment to recapitalize the Savings Association Insurance Fund which was recorded as of September 30, 1996. This event resulted in a pre-tax charge to income of $1.67 million for the 1996 quarter. A lower SAIF premium in 1997 reduced expenses an additional $106,000. Also contributing to the reduction in expenses were a $42,000 decrease in REO expense, an $18,000 reduction in professional service fees, and a $13,000 reduction in occupancy and equipment expense from year to year.

Excluding the effect of the 1996 SAIF assessment, the Company's efficiency ratio improved from 46.63% at September 30, 1996 to 43.61% at September 30, 1997. The ratio of non-interest expenses to average assets improved from 1.72% to 1.46%,again excluding the effect of the SAIF assessment. The improvement in both of these key ratios is due to lower SAIF premiums and management's continuing dedication to cost control.

Management's Discussion and Analysis of Results of Operations for the Nine Months Ended September 30, 1997 and 1996.

During the nine months ended September 30, 1997, a $5.88 million increase in deposits along with a continuing reduction in the automobile loan portfolio and a $4.57 million reduction in the investment portfolio were used to fund increased mortgage loan originations and repay FHLB borrowings. The interest rate environment has not been as conducive to leveraging the Company's balance sheet during 1997 to the same extent that it was in recent years. As a result, the Company has focused more on improving the performance of its loan portfolio and holding the line on operating costs. The average interest rate spread and net yield on average interest-earning assets, both calculated on a fully taxable-equivalent basis, experienced ten basis point and eighteen basis point decreases, respectively, from the nine months ended September 30, 1996 to the same period in 1997, in large part due to the impact a 25 basis point increase in short-term interest rates in the first quarter of 1997.

Provisions for loan losses decreased $99,000 to $575,000 for the nine months ended September 30, 1997 from $674,000 for the same period in 1996. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more that 90 days past due totalled $1.21 million and other non-performing assets, namely REO and other repossessed assets, were $846,000 at September 30, 1997, for a total of $2.06 million in non-performing assets. Interest received in cash of $33,000 on non-accrual loans is included in net income for the 1997 nine month period. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.18% at September 30, 1997. Total non-performing assets as a percentage of total assets was 0.52% at September 30, 1997.

Total non-interest income decreased $215,000 in 1997 primarily due to a $188,000 decrease in the gain on sale of investments and loans. The 1996 gains were due to the sale of GNMA mortgage-backed securities in the first quarter of 1996 and municipal bond sales in the third quarter of 1996, partially offset by a $49,000 loss on the sale of an adjustable rate mortgage-backed security mutual fund in the second quarter of that year. Service charges and other fees decreased $26,000 from year to year, as increases in late charges collected on loans and miscellaneous service fees were offset by a reduction in fees on deposit accounts.

Total non-interest expense decreased from 1996 to 1997, primarily as a result of a $1.98 million reduction in deposit insurance premiums due to the SAIF recapitalization in the third quarter of 1996 and the lower rates paid to the SAIF during 1997 as discussed above. Also contributing to the decrease in non-interest expense was a $100,000 decrease in REO expense, as reserves for losses totalling $85,000 were recorded on two REO properties during the first nine months of 1996, while only $11,000 in REO reserves have been established during the same period in 1997. Salaries and employee benefits increased $51,000 between the 1996 and 1997 quarters, primarily as a result of normal annual merit increases in salaries and increased ESOP amortization expenses due to the higher average stock price. Occupancy and equipment, professional services and other non-interest expense all declined in 1997 from 1996.

Excluding the effect of the 1996 SAIF assessment, the Company's efficiency ratio improved from 48.59% at September 30, 1996 to 43.06% at September 30, 1997. The ratio of non-interest expenses to average assets improved from 1.79% to 1.46%, again excluding the effect of the SAIF assessment. The improvement in both of these key ratios is due to the lower SAIF premiums and management's continuing dedication to cost control.

Liquidity and Capital Resources

The Savings Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's regulatory liquidity ratio averaged 5.30% during the three months ended September 30, 1997. The Savings Bank manages its liquidity ratio to meet its funding needs, including deposit outflows, disbursements of payments collected from borrowers for taxes and insurance, and loan principal disbursements and to meet its asset and liability management objectives.

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

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At September 30, 1997, the Savings Bank had outstanding commitments to fund off balance sheet items of $24.72 million. In addition, it had certificates of deposit scheduled to mature within six months of $62.61 million, substantially most of which management believes will remain with the Savings Bank. In the event that loan demand and deposit outflows exceed available funds, the Savings Bank may borrow from the FHLB or sell securities from its available for sale portfolio.

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

There has been much publicity recently regarding the inability of many computer systems to function properly after December 31, 1999 due to how many computer programs calculate dates. The date September 9, 1999 (9/9/99) will also present problems for some programs, due to "99" or "9999" being used in some date fields to indicate something other than a date. Management has formed a committee to evaluate the Company's exposure to these issues and determine the best course of action to avoid interruptions in operations when these dates arrive. The Company has filed a report with the Office of Thrift Supervision ("OTS"), its primary regulator, detailing the progress made to date by this committee. Management and the committee will continue to work with various vendors to ensure that all necessary steps are taken to minimize the Company's potential exposure to these issues. The total cost to the Company has not yet been determined, however, most of the expenditures are expected to be for the replacement of certain computer hardware and software purchased from third parties, and thus will be capitalized and depreciated over their estimated useful lives. Other costs, such as those related to the committee's ongoing work, are being expensed as incurred. The impact on earnings is not expected to be material in any single reporting period.

Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on liquidity, capital resources or operations.

To be categorized as well capitalized, the Savings Bank must maintain minimum ratios as set forth in the table. As of September 30, 1997, the most recent notification from the Office of Thrift Supervision categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.


(Dollar amounts in thousands)                      Tier I Core    Tier I Risk-Based    Tier II Risk-Based
                                                     Capital           Capital              Capital
                                                  --------------------------------------------------------
Equity capital (1)                                $  38,564           $  38,564           $  38,564
Non-includable portion of investment in
subsidiary                                              (22)                (22)                (22)
Unrealized gain on certain securities available
for sale                                             (1,223)             (1,223)             (1,223)
General valuation allowances (2)                                                              2,617
                                                  ---------           ---------           ---------
Regulatory capital                                   37,319              37,319              39,936
Minimum capital requirement                          15,837               8,362              16,724
                                                  ---------           ---------           ---------
Excess regulatory capital                         $  21,482           $  28,957           $  23,212
                                                  =========           =========           =========
       Adjusted total assets                      $ 395,935           $ 209,046           $ 209,046
Regulatory capital as a percentage                     9.43%              17.85%              19.10%
Minimum capital requirement as a percentage            4.00%               4.00%               8.00%
                                                  ---------           ---------           ---------
Excess regulatory capital as a percentage              5.43%              13.85%              11.10%
                                                  =========           =========           =========
Well capitalized requirement as a percentage           5.00%               6.00%              10.00%
                                                  =========           =========           =========


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



                                     FIRST SHENANGO BANCORP, INC.




Date:       November 5, 1997         By:  /S/ Francis A. Bonadio
         -----------------------          ----------------------
                                          FRANCIS A. BONADIO
                                          President and Chief Executive Officer




Date:       November 5, 1997         By:  /S/ Lonny D. Robinson
         ----------------------           ---------------------
                                          LONNY D. ROBINSON
                                          Vice President and Chief Financial
                                            Officer