Form 10-K405
period 1997-12-31
FIRST SHENANGO BANCORP INC
filed 1998-03-27
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    DECEMBER 31, 1997
                          ------------------------------------------------------
                                                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------
Commission File Number:   0-21076

                          FIRST SHENANGO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                           25-1698967
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 FIRST FEDERAL PLAZA, 25 NORTH MILL STREET, P. O. BOX 671, NEW CASTLE, PA 16103
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (724) 654-6606
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $78,629,904 at February 28, 1998 based on the closing sales price of $43.50 at February 28, 1998.

     As of March 17, 1998, the Registrant had outstanding 2,069,007 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Page 2 and pages 4 through 38 of the annual report to shareholders for the year ended December 31, 1997.
2. Part III -- Portions of the proxy statement for the annual meeting of the stockholders to be held in May 1998.

                                 FORM 10-K INDEX

PART 1                                                                                                          PAGE
                                                                                                                ----
Item 1.                  Description of Business                                                                  1
Item 2.                  Description of Properties                                                               16
Item 3.                  Legal Proceedings                                                                       16
Item 4.                  Submission of Matters to a Vote of Security Holders                                     17

PART II
Item 5.                  Market for Registrant's Common Equity and Related Stockholder Matters                   17
Item 6.                  Selected Financial Data                                                                 17
Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                              17
Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk                              17
Item 8.                  Financial Statements and Supplementary Data                                             17
Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial
                         Disclosure                                                                              17

PART III
Item 10.                 Directors and Executive Officers of the Registrant                                      17
Item 11.                 Executive Compensation                                                                  17
Item 12.                 Security Ownership of Certain Beneficial Owners and Management                          17
Item 13.                 Certain Relationships and Related Transactions                                          18

PART IV
Item 14.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        19

Signatures                                                                                                       19
Exhibit Index                                                                                                    20
Exhibits                                                                                                         21


FIRST SHENANGO BANCORP, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVINGS HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

    THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME OR ON BEHALF OF THE COMPANY.

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

On February 6, 1998, the Company entered into an Agreement of Affiliation and Plan of Merger (the "Agreement") with FirstFederal Financial Services Corp. ("FFSW") of Wooster, Ohio. Under the terms of the Agreement, the Company will merge with and into FFSW, with the Company's shareholders to receive 1.143 shares of FFSW common stock in exchange for each of their shares of the Company's common stock. The transaction, which will be accounted for as a pooling of interest, is subject to regulatory and shareholder approvals and is expected to be completed in the third quarter of 1998.

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

Since 1936, the Savings Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC"), and the Savings Bank has been a member of the Federal Home Loan Bank System since 1933. The Savings Bank is a community oriented, full service retail savings institution offering traditional mortgage loan products. During recent years, the Savings Bank has expanded its loan origination activities to include multi-family, commercial real estate, consumer, and commercial business loans. At December 31, 1997 the Company had total assets, deposits, and shareholders' equity of $374,972,000, $275,221,000 and $47,862,000, respectively.

                                   COMPETITION

The Company encounters substantial competition both in the attraction of deposits and origination of real estate and other loans. Its most direct competition for deposits has historically come from other savings associations and commercial banks in the local market area, however, in recent years, competition has increased significantly with credit unions, stock brokers and mortgage banking companies and other financial service providers all competing for the same customers. Due to their size, many of the Company's competitors possess greater financial and marketing resources. Based on published figures, the Company is the third largest financial institution headquartered in Lawrence County on the basis of assets at December 31, 1997.

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

                                   MARKET AREA

During its 111 year existence, the Savings Bank has focused on serving its customers located in Lawrence County, Pennsylvania, which includes the city of New Castle and the surrounding townships. The Savings Bank also serves customers located in the neighboring Pennsylvania counties of Mercer, Beaver, Butler, and Allegheny and the Ohio counties of Trumbull, Mahoning, and Columbiana. Together, these Pennsylvania and Ohio counties are the primary marketing area for the Company. Educational facilities, health care facilities, manufacturing, and service industries are typical of the employer base in this area. The Company is one of several local thrifts, local commercial banks, and regional commercial banks serving this concentrated market.

This area was founded on manufacturing, which continues to play a major role in the economy. Manufacturing employment in Lawrence County is supplemented by a growing service sector. The largest service employers in Lawrence County are the three hospitals; federal, state and local government; the local school districts and Westminster College.

                                    EMPLOYEES

As of December 31, 1997, the Company had 109 employees on its staff. These employees are not represented by a collective bargaining agent or union, and the Company believes it enjoys satisfactory relations with its personnel.

                                  SUBSIDIARIES

The Savings Bank has one wholly owned subsidiary, Tri-State Service Corporation ("Tri-State"). Tri-State was incorporated in the Commonwealth of Pennsylvania in May 1971 to engage in real estate development and sales, property management, real estate rentals, mortgage lending, appraisal services and insurance services. Tri-State, which has been dormant since 1986, holds a 10% ownership interest in a 175 unit apartment complex from which it receives income. Tri-State has an investment in the partnership of $22,000 at December 31, 1997.

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

On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") which included legislation to recapitalize the SAIF via a special assessment on thrift industry deposits. As a result of DIFA, the Savings Bank paid $1.67 million to the SAIF on November 27, 1996. DIFA also reduced the Savings Bank's SAIF insurance fees from $0.23 per $100.00 (23 basis points) annually to 0 basis points annually effective January 1, 1997. BIF and SAIF insurance fees were set at a range of 0 to 27 basis points annually, and the minimum annual FDIC assessment of $2,000 was eliminated. DIFA also mandated an assessment on both BIF and SAIF insured institutions in order to meet the obligations of the Financing Corporation ("FICO"). The annual BIF and SAIF assessments were set at 1.296 basis points and 6.48 basis points, respectively. As a result of the recapitalization of the SAIF during 1996, SAIF insured institutions received a credit against their first quarter 1997 assessment for a portion of their fourth quarter 1996 assessment. This credit amounted to approximately $33,000 for the Savings Bank, and was recorded as a reduction of 1996 SAIF expense. The Savings Bank's federal deposit insurance premium expense for the year ended December 31, 1996 amounted to approximately $2.23 million including the special assessment, while the 1997 expense was $171,000.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to maintain Tier I Core Capital equal to at least 4% of the institution's adjusted total assets and Tier I and Tier II Risk-based Capital equal to at least 4% and 8%, respectively, of risk-weighted assets. At December 31, 1997, the Savings Bank exceeded all applicable regulatory requirements with capital ratios of 10.42%, 19.00% and 20.25%, respectively. Management does not anticipate difficulty in meeting the capital requirements in the future, however, there can be no assurance that this will be the case.

Dividend and Other Capital Distribution Limitations. OTS regulations require the Savings Bank to give the OTS advance notice within 30 days of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Savings Bank was a Tier 1 institution. In the event the Savings Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank ("FHLB") of which it is a member. The required percentage of QTIs is 65% of portfolio assets (defined as total assets minus intangible assets, liquid assets, investments in office premises and goodwill). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings institutions may include shares of stock of the FHLBs as qualifying QTIs. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of December 31, 1997, the Savings Bank was in compliance with its QTL requirement with 76.99% of its assets invested in QTIs.

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

Loans to One Borrower. With respect to the dollar amount of loans that thrift institutions may lend to a single or related group of borrowers, savings institutions are subject, since 1989, to the same limits as those applicable to national banks, which under current law have lending limits in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral. At December 31, 1997, the Savings Bank's regulatory lending limit to one borrower was $6,442,000. Current lending limits to one borrower may adversely affect the Savings Bank's ability to conduct its operations, particularly its ability to make real estate development and construction loans which typically carry large balances. The Savings Bank's largest exposure to one borrower was $4,750,000 at December 31, 1997. This is not a single loan, but the aggregate amount of multiple loans, commitments and letters of credit outstanding at that date.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit and community development needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to evaluate an institution's actual performance in three areas; lending, investment and service. The CRA requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system. The Savings Bank received a "satisfactory record of meeting community credit needs" rating as a result of its last evaluation in April 1997.

The Savings Bank maintains a two tiered first time homebuyers mortgage loan program. The purpose of the program is to provide assistance for those people who desire to purchase their first home and to promote home ownership in Lawrence County. Benefits include below market interest rates, loan to value ratios of up to 95%, credit counseling, a home inspection and a waiver of private mortgage insurance for low income borrowers. This program has been well received, and there are no current plans to discontinue the program or limit the funds which may be made available.

In August 1997, the first time homebuyers program was revised and presented to the United Way of Lawrence County in a joint program with the City of New Castle and the Lawrence County Family Center. This special program is available only for the purchase of homes obtained and renovated through the United Way. Loan to value ratios of up to 100%, depending on the purchase price, are available under this program.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. The Savings Bank has historically met its reserve requirement via vault cash. Savings institutions have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Savings Bank had no borrowings from the Federal Reserve System at December 31, 1997.

General Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non- savings institution subsidiaries. This regulation and oversight is intended primarily for the protection of the depositors of the Savings Bank and not for the benefit of shareholders of the Company.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Savings Bank satisfies the QTL test. If the Company acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF-insured savings institution) would become subject to restrictions applicable to bank holding companies unless such other institutions each also qualify as a QTL and were acquired in a supervisory acquisition.

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

Federal law generally provides that no "person", acting directly or indirectly or through or in concert with one or more other persons, may acquire "control", as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings institution. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Federal savings institutions are permitted to acquire or be acquired by any insured depository institution. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies and other financial institutions in recent years.

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

The following table provides further information in regard to the Company's classified assets. There were no assets considered "special mention" at December 31, 1997.

                                                               At
                                                        December 31, 1997
                                                        -----------------
Classified assets: (1)                                   (In Thousands)
    Substandard (2)                                             $5,392
    Doubtful                                                       120
    Loss                                                            68
                                                           -----------
Total classified assets                                         $5,580
                                                           ===========

(1) Gross loan balances before  deducting  specific  valuation  allowances.
(2) Includes $1,116 of real estate owned and other repossessed assets.

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

A gap is considered to be positive when the amount of assets maturing or repricing during a particular time period exceeds the amount of liabilities maturing or repricing during that same time frame. Conversely, a gap is considered to be negative when the amount of liabilities maturing or repricing exceeds the amount of assets maturing or repricing. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. At December 31, 1997, the Company had a positive one year cumulative interest rate sensitivity gap of 0.54%, compared to a negative one year gap of 6.06% at December 31, 1996 and a positive 9.17% at December 31, 1995.

As suggested by the change in these ratios from 1995 to 1996 and 1996 to 1997, the structure of the Company's balance sheet changed significantly during 1996 and 1997. Relatively short-term FHLB borrowings were utilized during 1996 to leverage the Company's high levels of capital and purchase longer term investment securities, including tax-exempt municipal bonds and collateralized mortgage obligations (CMOs), and to fund increased originations of mortgage and commercial loans. The Company's exposure to IRR as measured by the interest rate sensitivity gap changed during 1996 due to the mismatch between the short-term repricing characteristics of the borrowings and the generally longer term repricing characteristics of the investments and loans. During 1997, long-term fixed rate mortgage-backed securities were sold and the proceeds used to repay short-term borrowings. While this has reduced the Company's IRR, it has also reduced net interest income due to the positive spread which was being earned. Management monitors the Company's exposure to IRR on an ongoing basis and has procedures in place to reduce this risk when real or anticipated changes in financial markets dictate.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997 which are expected to reprice or mature in each of the future time periods shown. The Company's analysis of its interest-rate sensitivity incorporates certain assumptions published by the Office of Thrift Supervision ("OTS") concerning the amortization of loans and other interest-earning assets and withdrawal of deposits. Loans and mortgage-backed securities have assumed annual prepayment rates of 9% to 37%. Decay rates for NOW accounts, money market accounts, and savings accounts were established at 37%, 79% and 17%, respectively. These assumptions may change over time based upon the current economic outlook;
however, the assumptions used by the OTS and the Company have not changed significantly over the past three years. The interest rate sensitivity of the Company's assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions. Indeed, the actual experience of the Company has been that during periods of increasing interest rates, net income could be negatively affected because the Company's interest rate sensitive liabilities would reprice faster than its interest rate sensitive assets, causing a decline in the Company's interest rate spread and margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on assets. As a result, the following table has limited utility.

INTEREST-SENSITIVE ASSETS AND LIABILITIES
(Dollar Amounts in Thousands)

                                                        Three        Over One     Over Five
                                         Less than      Months        Through      Through
                                           Three       Through         Five          Ten       Over Ten
                                         Months(1)     One Year        Years        Years       Years            Total
                                    ---------------------------------------------------------------------------------------------

Interest-Earning Assets

Residential mortgage loans:

Adjustable rate mortgage loans       $ 6,900           $18,613      $ 11,709       $     22    $      8        $ 37,252

Non-performing                                             169            36                                        205

Fixed rate mortgage loans              4,102            14,228        54,137         33,564      26,064         132,095

Non-performing                                               4                           34         251             289
                                    -------------------------------------------------------------------------------------

Total gross residential mortgage
  loans                               11,002            33,014        65,882         33,620      26,323         169,841

Commercial and other real estate
loans                                 16,265             2,124        15,580          1,781      11,260          47,010

Non-performing                         1,179                 7           510                         98           1,794
                                    -------------------------------------------------------------------------------------

Total gross commercial and other
real estate                           17,444             2,131        16,090          1,781      11,358          48,804

Consumer loans                        12,460            10,458        15,913          1,262          20          40,113

Non-performing                            81                28           374                                        483
                                    -------------------------------------------------------------------------------------

Total gross consumer loans (3)        12,541            10,486        16,287          1,262          20          40,596

Investments (2)                       16,653             8,157                        3,300      30,447          58,557

Mortgage-backed securities            31,618             1,722         6,789          4,708       4,844          49,681
                                    -------------------------------------------------------------------------------------

Total Interest-Earning Assets        $89,258           $55,510      $105,048       $ 44,671    $ 72,992        $367,479
                                    =====================================================================================

                                       7

(Dollar Amount in Thousands)

                                                              Three           Over One    Over Five
                                              Less than       Months          Through      Through
                                                Three        Through           Five          Ten        Over Ten
                                              Months(1)      One Year          Years        Years        Years         Total
                                            -----------------------------------------------------------------------------------

Interest-Bearing Liabilities

NOW Deposits                                     $ 2,937       $  7,023       $  11,554    $  3,274     $  2,128     $ 26,916

Savings deposits                                   2,566          7,005          23,951      11,996       10,633       56,151

Money Market deposits                              6,701          9,689           3,370         833          153       20,746

Certificates of deposit                           27,991         52,314          76,432       9,700                   166,437

Borrowings                                        26,243                         21,143         339                    47,725

Advance payments by borrowers                         70            193             731         467          415        1,876
                                            -----------------------------------------------------------------------------------

Total Interest-Bearing Liabilities               $66,508       $ 76,224       $ 137,181    $ 26,609     $ 13,329     $319,851
                                            ===================================================================================

Positive (negative) interest sensitivity
gap                                               22,750        (20,714)        (32,133)     18,062       59,663       47,628


Cumulative interest sensitivity gap               22,750          2,036         (30,097)    (12,035)      47,628

Ratio of interest-earning assets to
interest-bearing liabilities                      134.21%         72.82%          76.58 %    167.88 %     547.62%      114.89%

Ratio of cumulative gap to total
assets                                             6.07%           0.54%          (8.03)%     (3.21)%      12.70%

(1)      Unearned fees and expenses on loans of $(821) are within this category.
(2) These amounts include assets available for sale and interest-bearing deposits.
(3)      These amounts include education loans held for sale.


                                      LOANS

The Company has traditionally been a first mortgage residential lender; however, during 1995 and 1996, management's strategy was to increase its commercial and other real estate loan portfolio. For most of the past five years, single family residential loans have comprised approximately 60% of the total loan portfolio, however, this percentage increased to 66% at December 31, 1997. During that same time frame, commercial and other real estate lending has increased as a percentage of the portfolio from approximately 12% from 1992 through 1994 to approximately 19% at December 31, 1997. Consumer lending as a percentage of the total portfolio declined from approximately 28% from 1992 through 1995 to approximately 15% at December 31, 1997. During 1996 and 1997, management reduced its exposure to indirect automobile lending due to the relatively low risk-adjusted yields available in the local market area, as well as increased delinquencies and charge-offs in this part of the portfolio.

The Company's loan portfolio consists primarily of residential real estate loans collateralized by single and multi-family residences, non-residential real estate loans secured by commercial and retail properties and consumer loans including indirect automobile loans and lines of credit.

Approximately 90% of the Company's lending activities are within 100 miles of its headquarters in New Castle, Pennsylvania. This market encompasses western Pennsylvania and eastern Ohio and is inclusive of the Pittsburgh market. The ability of debtors to honor these contracts depends largely on economic conditions affecting western Pennsylvania and eastern Ohio, with repayment risk dependent on the cash flow of the individual debtors. Substantially all mortgage loans are secured by real property with a loan amount of generally no more than 80% of the appraised value. Loans in excess of this amount require private mortgage insurance in an amount sufficient to reduce the Company's exposure to 80% or less of the appraised value. Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees and discounts. Loans available for sale are recorded at the lower of the aggregate amortized cost or fair value.

Composition of Loan Portfolio
(Dollar Amounts in Thousands)

                                                                   December 31,
Amounts and Percentages of
Loans by Type:                     1997             1996                1995                1994                1993
                           ----------------------------------------------------------------------------------------------
One-to-four family         $168,643     66%   $152,408    60%   $126,642     55%     $124,802    58%    $115,346      57%
Construction                    746              1,287             1,292      1%        1,560     1%       2,596       2%
                           ----------------------------------------------------------------------------------------------
First mortgage residential
  loans                     169,389     66%    153,695    60%    127,934     56%      126,362    59%     117,942      59%
                           ----------------------------------------------------------------------------------------------
Commercial and other real
  estate                     20,802      8%     23,363     9%     21,485      9%       17,683     8%      18,019       9%
Commercial business          19,370      8%     20,899     8%     13,448      6%        6,504     3%       5,253       3%
Land development              7,328      3%      3,472     2%      3,246      1%        3,020     1%       2,218       1%
                           ----------------------------------------------------------------------------------------------
Commercial and other
 real estate                 47,500     19%     47,733    19%     38,179     16%       27,207    12%      25,490      13%
                           ----------------------------------------------------------------------------------------------
Education (held
 for sale)                    3,424      1%      3,458     1%      3,587      2%        3,475     2%       6,357       3%
Automobile                   17,185      7%     31,758    13%     42,927     19%       43,306    20%      36,697      18%
Other consumer                3,442      1%      3,681     1%      4,091      2%        4,153     2%       4,622       2%
Home equity                  15,066      6%     15,445     6%     11,560      5%       10,783     5%       9,526       5%
                           ----------------------------------------------------------------------------------------------
Consumer loans               39,117     15%     54,342    21%     62,165     28%       61,717    29%      57,202      28%
                           ----------------------------------------------------------------------------------------------
Loans receivable, net      $256,006    100%   $255,770   100%   $228,278    100%     $215,286   100%    $200,634     100%
                           ==============================================================================================

Origination, Purchase and Sale of Loans
(Dollar Amounts in Thousands)

                                                           1997            1996           1995            1994           1993
                                                      -----------------------------------------------------------------------------
Gross loans receivable at beginning of year                 $258,637        $230,749       $217,986        $202,867        $176,402
                                                      -----------------------------------------------------------------------------
One-to-four family residential loans                          35,072          45,022         16,475          28,529          21,901
Commercial and other real estate loans                        11,457           1,620          8,046           2,083           5,632
Loan to facilitate the sale of REO                                                                                            1,802
Construction loans                                               285             701            920             901           2,021
Consumer loans                                                10,589          23,797         28,957          34,269          29,949
Commercial business loans                                      9,604          24,272         15,293           7,840           3,421
                                                      -----------------------------------------------------------------------------
Total loans originated                                        67,007          95,412         69,691          73,622          64,726
                                                      -----------------------------------------------------------------------------
One-to-four family residential loans purchased                 1,169                                                         12,257
                                                      -----------------------------------------------------------------------------
Education loans sold                                         (1,964)         (1,905)        (1,275)         (3,555)
                                                      -----------------------------------------------------------------------------
Loan principal repayments                                   (64,431)        (64,300)       (52,933)        (53,873)        (49,176)
Transfer from loans receivable to REO and
  other repossessed assets                                   (1,108)         (1,296)        (2,696)         (1,009)         (1,156)
Other, net                                                      (69)            (23)           (24)            (66)           (186)
                                                      -----------------------------------------------------------------------------
Net loan activity                                                604          27,888         12,763          15,119          26,465
                                                      -----------------------------------------------------------------------------
Gross loans receivable at end of year                       $259,241        $258,637       $230,749        $217,986        $202,867
                                                      =============================================================================

Between 1990 and 1993, the Company on occasion purchased adjustable rate mortgage ("ARM") loans from various banks, savings associations and mortgage bankers throughout the eastern United States located in stable markets the Company does not otherwise serve. The loans were purchased to supplement the residential mortgage loan portfolio that reprices within one to three years. The loans that were purchased were individually underwritten by management of the Company and selected site visits were made by management to view the properties for accuracy of appraisals. The loans purchased were primarily all one-to-four family, owner-occupied residential properties. The Company primarily purchased whole loans but does not currently service most of the loans. The loans purchased are without recourse. Any loan with a loan-to-value ratio greater than 80% is covered by private mortgage insurance in an amount sufficient to reduce the Company's exposure to 80% or less of the appraised value. Since 1994, loan demand in the local market area has been sufficient that loan purchases have not been necessary, however, the Company did purchase $1.17 million in single family mortgage loans in 1997 as a part of its CRA activities.

Since 1993, the Company has held its entire portfolio of education loans for sale. These loans continue to be originated, with the intention of selling them when the student graduates or otherwise leaves school. Gains of $34,000 were recorded on education loan sales totalling $1,964,000 in 1997.

Residential Mortgage Loans

The Savings Bank currently offers bi-weekly fixed-rate mortgages, ARMs that adjust every one or three years and have terms of up to 30 years, and fixed-rate mortgage loans with terms of up to 30 years. The interest rates on ARMs adjust based on treasury bill rates plus a specified margin. The Savings Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers.

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

Consumer Loans

The Savings Bank views consumer lending as an important component of its business operations because consumer loans generally have shorter terms and higher yields or adjustable rates, thus reducing the Savings Bank's exposure to changes in interest rates. In addition, the Savings Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, the Company intends to continue its strategy of emphasizing consumer lending. Consumer loan originations declined in 1997 and 1996 as a result of management's decision to reduce its exposure to indirect automobile lending due to the low risk-adjusted returns available in the local market area. Regulations permit federally-chartered savings institutions to make secured and unsecured consumer loans up to 35% of the Savings Bank's assets. In addition, the Savings Bank has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by deposit accounts.

Non-Performing Assets and Allowance for Loan Losses

The following table provides a five-year summary of non-performing assets which are defined as loans accounted for on a non-accrual basis, accruing loans that are contractually past due 90 days or more as to principal or interest payments, real estate in foreclosure and other repossessed assets. All loans are reviewed on a regular basis and are generally placed on a non-accrual status when the loan becomes 90 days delinquent, and, in the opinion of management, the collection of additional interest is doubtful. Loans which are past due 90 days or more but still accruing interest are education loans on which the interest is expected to be paid by the guarantor in the event of default. Interest accrued and unpaid at the time the loan is placed on non-accrual status is charged against interest income. The balances in the following table are as of December 31.

Non-Performing Assets
(Dollar Amounts in Thousands)

                                                                        1997         1996        1995         1994         1993
                                                                     --------------------------------------------------------------
Loans receivable:
  One-to-four family residential mortgage loans                          $   421       $  579      $  201       $  327       $  752
  Commercial and other real estate loans                                   1,868           11         295        1,787        1,968
  Consumer loans                                                             484          422         214           83          200
                                                                     --------------------------------------------------------------
Total non-accrual loans                                                    2,773        1,012         710        2,197        2,920
Total accruing loans which are contractually past due 90 days or
more (1)                                                                       1            1           2           18           92
                                                                     --------------------------------------------------------------
Total non-accrual and accrual loans 90 days or more past due               2,774        1,013         712        2,215        3,012
REO and other repossessed assets                                           1,116          737         943          294          205
                                                                     --------------------------------------------------------------
Total non-performing assets                                               $3,890       $1,750      $1,655       $2,509       $3,217
                                                                     ==============================================================
Total non-performing loans to total loans receivable, net                  1.08%        0.40%       0.31%        1.03%        1.50%
                                                                     ==============================================================
Total non-performing loans to total assets                                 0.74%        0.25%       0.21%        0.71%        1.01%
                                                                     ==============================================================
Total non-performing assets to total assets                                1.04%        0.43%       0.50%        0.80%        1.08%
                                                                     ==============================================================

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

Analysis of the Allowance for Loan Losses
(Dollar Amounts in Thousands)

                                                                                        Year Ended December 31,
                                                            1997           1996          1995           1994          1993
                                                        -----------------------------------------------------------------------
Total gross loans receivable                                 $259,241       $258,637      $230,749       $217,986      $202,867
Average gross loans receivable                               $259,385       $245,004      $225,235       $209,437      $195,507
Allowance for loan losses at beginning of year               $  2,867       $  2,472      $  2,700       $  2,233      $  1,741
Loans charged off:
First mortgage residential loans                                                                                            (8)
Commercial and other real estate loans                           (36)           (60)         (856)
Consumer loans                                                  (411)          (487)         (327)          (370)         (325)
                                                        -----------------------------------------------------------------------
Total charge-offs                                               (447)          (547)       (1,183)          (370)         (333)
Recoveries:
First mortgage residential loans                                                                                3
Consumer loans                                                     42             44            37             48             2
                                                        -----------------------------------------------------------------------
Total recoveries                                                   42             44            37             51             2
Net charge-offs                                                 (405)          (503)       (1,146)          (319)         (331)
Provision for estimated loan losses
First mortgage residential loans                                  120                                          10         (173)
Commercial and other real estate loans                            246            300           585            539           434
Consumer loans                                                    407            598           333            237           562
                                                        -----------------------------------------------------------------------
Total provision for estimated loan losses                         773            898           918            786           823
Allowance for loan losses at end of year                       $3,235         $2,867        $2,472         $2,700        $2,233
                                                        =======================================================================
First mortgage residential loans                               $  452         $  332        $  332         $  332        $  319
Commercial and other real estate loans                          1,304          1,094           854          1,125           587
Consumer loans                                                  1,479          1,441         1,286          1,243         1,327
                                                        -----------------------------------------------------------------------
Allowance for loan losses at end of year                       $3,235         $2,867        $2,472         $2,700        $2,233
                                                        =======================================================================
Net charge-offs to average loans                              (0.16%)        (0.21%)       (0.51%)        (0.15%)       (0.17%)
Allowance for loan loss to gross loans receivable               1.25%          1.11%         1.07%          1.24%         1.10%
Average allowance to average gross loans receivable             1.16%          1.07%         1.25%          1.15%         1.01%

The entire allowance for loan losses is available to absorb any particular loan loss.

                                   INVESTMENTS

The following table presents an analysis of the Company's investment portfolio.

Securities, Maturities and Yields
(Dollar Amounts in Thousands)



                                                                  Contractual Maturity Schedule
                                           One Year or Less   One to Five Years     Five to Ten Years       Over 10 Years
                                       ----------------------------------------------------------------------------------------
                                         Carrying             Carrying              Carrying              Carrying
                                          Value      Yield     Value      Yield      Value      Yield      Value        Yield
                                       ----------------------------------------------------------------------------------------
Available for sale:
  U.S. Government and agency                                                           $1,009     7.58%
  Collateralized mortgage obligations                                                                       $41,902       7.22%
  Municipal (1)                                                                           201     7.58%      30,946       8.54%
  Other debt securities (2)                                        $258     8.00%
  Mortgage-backed securities                                         21     7.84%       1,424     7.68%       6,335       8.23%
  FHLB Stock                                $ 2,574     6.38%
  Other marketable equity securities(3)       9,989     6.00%
                                           ------------------------------------------------------------------------------------
                                            $12,563     6.08%      $279     7.99%      $2,634     7.63%     $79,183       7.82%
                                           ====================================================================================

(1) The yields on municipal obligations have been computed on a tax-equivalent basis.
(2) Consists of a State of Israel note.
(3) Consists of FNMA preferred stock and adjustable rate mutual funds of $2,090 and $7,899, respectively.

During 1997 and 1996 the Company utilized FHLB borrowings to purchase CMOs and tax-exempt municipal securities. In management's opinion, the securities represented the best investment alternatives available, considering the levels of credit and interest rate risk that the Company was willing to accept. Due to the long-term fixed rate nature of the municipal bonds purchased, they possess relatively high levels of interest rate risk, which is offset by low credit risk due to credit enhancement insurance purchased by the issuers resulting in the highest credit ratings available from third party rating services, and above-market taxable-equivalent yields. CMOs which the Company has purchased are generally backed by mortgage-backed securities issued by either the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Corporation ("FNMA"), which are considered to have negligible credit risk. Investments in CMOs are both floating and fixed rate. Floating rate CMOs reprice monthly based on a published index plus specified margins, and thus have limited interest rate risk. The fixed rate CMO which the Company has purchased has a stated maturity of 30 years from the date of purchase but an anticipated weighted average life of 3.6 years. However, significant changes in market interest rates from those in effect at the time this security was purchased may result in this security having an actual life either much less than or much greater than anticipated.

The Company's investment portfolio consisted of the following securities at December 31 for the years indicated.


                                                 1997         1996            1995
                                          --------------------------------------------
U.S. Government and agency                   $ 1,008,908  $  9,612,800    $10,700,170
Collateralized mortgage obligations           41,901,739    45,865,881     17,855,765
Municipal                                     31,147,515    27,283,903     11,569,310
Other debt securities                            258,125       261,563        258,125
Mortgage-backed securities                     7,779,588    27,784,770     30,063,449
FHLB stock                                     2,574,200     4,289,800      1,442,200
Other marketable equity securities             9,988,673    10,190,045      8,697,582
                                          --------------------------------------------
                                             $94,658,748  $125,288,762    $80,586,601
                                          ============================================

The Company's investment portfolio includes an investment of $7,880,000 in the Shay Adjustable Rate Mortgage Portfolio mutual fund which exceeds ten percent of shareholders' equity at December 31, 1997. This mutual fund invests primarily in mortgage-backed securities which reprice on current market indices, including securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and other issuers. The investment portfolio also includes four CMOs, listed in the table below, with values in excess of ten percent of shareholders' equity at December 31, 1997. Due to the nature of the securities which underly the mutual fund and the CMOs, these investments are deemed by management to have limited credit risk.

                                                                                        Market Value at
                                 Issuer                          Description           December 31, 1997
----------------------------------------------------------------------------------------------------------
Residential Funding Mortgage Securities I, Inc.                1996--S3 A6                $14,024,000
Federal National Mortgage Association                          FNR 1993--61 F              10,355,000
Federal National Mortgage Association                          FNR 1996--58 F               5,000,000
Federal Home Loan Mortgage Corporation                         FHR 1889 F                  5,000,000

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

As of December 31, 1997, the mortgage-backed securities portfolio totalled $7,780,000 or 8.22% of the investment portfolio. Included in this amount are adjustable rate mortgage-backed securities of $3,126,000 at December 31, 1997. GNMA mortgage-backed securities are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by approved lenders.

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

Maturities of jumbo certificate accounts of $100,000 or more (in thousands) outstanding December 31,

Maturity Period:                                  1997           1996
                                                 --------------------------
Three months or less                                 $5,400         $8,163
Over three months through six months                  3,261          3,603
Over six months through twelve months                 7,916          7,418
Over twelve months                                   10,039          8,986
                                                 --------------------------
                                                    $26,616        $28,170
                                                 ==========================
                                       14

BORROWINGS

Since 1994, the Savings Bank has from time to time borrowed from the FHLB and utilized these funds for asset/liability management. Management anticipates using this strategy in the future if sufficient interest rate spreads are available. The following table sets forth information concerning the Savings Bank's borrowings from the FHLB for the years ended December 31.

(Dollar amounts in thousands)                                                  1997               1996               1995
                                                                             -----------------------------------------------------
Average balance outstanding                                                      $75,622            $54,931            $15,407
Maximum amount outstanding at any month-end during the period                    $92,490            $85,794            $26,216
Average interest rate during the year                                              5.72%              5.66%              6.04%
Balance at December 31                                                           $47,482            $85,794            $26,216
Weighted average interest rate at December 31                                      5.67%              6.06%              5.99%



Rate/Volume Analysis of Changes in Interest Income and Interest Expense on a Fully Taxable-Equivalent Basis
(Dollar Amounts in Thousands)

                                                1997            vs.        1996             1996         vs.          1995
                                            ----------------------------------------     -------------------------------------
                                                 Increase (Decrease) Due to                   Increase (Decrease) Due to
                                               Volume          Rate         Net            Volume       Rate          Net
                                            ----------------------------------------     -------------------------------------
INTEREST INCOME
First mortgage residential loans                   $  1,656       $ (74)      $1,582         $1,033       $  43      $1,076
Commercial and other real estate loans                  564         (54)         510          1,022          94       1,116
Consumer loans                                       (1,104)         98       (1,006)          (365)         26        (339)
Interest-bearing deposits                               165         (16)         149            156         (16)        140
Investment securities                                   814         292        1,106          1,766         148       1,914
Time deposits                                                                                   (14)                    (14)
                                            ----------------------------------------     -----------------------------------
TOTAL INTEREST-EARNING ASSETS                      $  2,095       $ 246       $2,341         $3,598       $ 295      $3,893
                                            ========================================     ===================================
INTEREST EXPENSE
Money market and NOW deposits                      $    161       $ 134       $  295         $   76       $ 116      $  192
Savings deposits                                        (97)          1          (96)          (109)          1        (108)
Certificates of deposit                                 492          76          568            444        (356)         88
FHLB and other borrowings                             1,162          63        1,225          2,266        (195)      2,071
Advance payments by borrowers for
  taxes and insurance                                     7           4           11                         (2)         (2)
                                            ----------------------------------------     -----------------------------------
TOTAL INTEREST-BEARING LIABILITIES                 $  1,725       $ 278       $2,003         $2,677       $(436)     $2,241
                                            ========================================     ===================================
NET CHANGE IN INTEREST INCOME                      $    370       $ (32)      $  338         $  921       $ 731      $1,652
                                            ========================================     ===================================

Net Interest Income on a Fully Taxable-Equivalent Basis
(Dollar Amounts in Thousands)

                                                                   Year Ended December 31,
                                                        1997      1996      1995      1994          1993
                                                       -----------------------------------------------
Interest income per consolidated statement of income   $29,560   $27,610   $23,787   $20,722   $20,725
Adjustment to fully taxable-equivalent basis               848       457       387        44        83
                                                       -----------------------------------------------
Adjusted interest income                                30,408    28,067    24,174    20,766    20,808
Interest expense                                        16,962    14,960    12,719    10,685    11,490
                                                       -----------------------------------------------
Net interest income adjusted to a fully taxable-
 equivalent basis                                      $13,446   $13,107   $11,455   $10,081   $ 9,318
                                                       ===============================================

Item 2. Properties
------------------

Currently the Savings Bank operates from its main office located in the First Federal Plaza at 25 North Mill Street, New Castle, Pennsylvania. The Savings Bank owns this office facility which was opened in 1957 and has 50,000 square feet. In addition to headquartering the Savings Bank's main office, administrative staff and loan origination facilities, the Savings Bank rents part of the First Federal Plaza to other professional and commercial tenants. Due to the conditions of the local real estate market, the space rented to others is at a net loss to the Savings Bank. The Savings Bank also owns an approximately 12,000 square foot parking lot adjacent to First Federal Plaza. The total investment in the property and equipment at First Federal Plaza is $6,357,159 with a net book value of $3,216,535 at December 31, 1997.

Additional branch offices leased by the Savings Bank during 1997 are set forth below with information regarding net book value of the premises and equipment at such facilities at December 31, 1997.

                                             Total        Date      Net Book Value at
                         Location         Investment     Leased     December 31, 1997
--------------------------------------------------------------------------------------
3214 Wilmington Road
Neshannock Township, PA 16105             $876,012       11/1/72        $   572,280

2090 West State Street
Union Township, PA 16101                   941,135       2/25/97            868,255

2600 Ellwood Road
Shenango Township, PA 16101                964,794        5/9/90            473,956
                                                                     -----------------
                     Total                                              $ 1,914,491
                                                                     =================

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

The information contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Annual Report") on page 37 under the heading "Analysis of Stock Activity and Dividend Information" is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

The  information  contained  in  the  table  captioned  "Selected   Consolidated
Financial and Other Data", on page 2 of the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The information contained in the section captioned "Management's Discussion and Analysis" on pages 4 - 10 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantititative and Qualitative Disclosures about Market Risk
----------------------------------------------------------------------

The information contained in the section captioned "Management's Discussion and Analysis - Asset and Liability Management" on pages 7-8 of the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The Registrant's financial statements listed under Item 14 contained in the Annual Report on pages 12 - 36 are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The information contained under the section captioned "Election of First Shenango Directors" that will be included in a registration statement filed by FirstFederal Financial Services Corp during April 1998 on Form S-4 (the "Form S-4") (this Form S-4 will include the proxy statement of the Company for the annual meeting of stockholders of the Company that is expected to be held in May
1998) is incorporated herein by reference.

Additional information concerning executive officers is incorporated herein by reference under "Executive Management" from the Form S-4.

Item 11. Executive Compensation
-------------------------------

The information contained under the section captioned "Election of First Shenango Directors - Executive Compensation" in the Form S-4 is incorporated herein by reference. However, the information under the heading "Board Compensation Committee Report on Executive Compensation" is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)    Security Ownership of Certain Beneficial Owners

       Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Certain Holders Thereof" in the Form S-4.

(b)    Security Ownership of Management

       Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Certain Holders Thereof" in the Form S-4 and information concerning ownership by directors is incorporated herein by reference to the section captioned "Election of First Shenango Directors" in the Form S-4.

(c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Election of First Shenango Directors - Certain Transactions With Management and Others" in the Form S-4.

The common stock of the Company is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Executive officers and directors of the Company and beneficial owners of greater than 10% of the Company's common stock ("10% beneficial owners") are required to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission disclosing changes in beneficial ownership of the Common Stock. Based on the Company's review of Forms 3, 4, and 5 filed by officers, directors and 10% beneficial owners of common stock, no executive officer, director, or 10% beneficial owner of common stock failed to file such ownership reports on a timely basis during the fiscal year ended December 31, 1997.

                                    PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

       1. The following financial statements and the report of the independent auditors of the Registrant included in the Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference and also in Item 8 hereof.

       Independent Auditor's Report, page 11.

       Consolidated Statements of Financial Position as of December 31, 1997 and 1996, page 12.

       Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995, page 13.

       Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995, page 14.

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995, page 15 - 16.

       Notes to Consolidated Financial Statements, on pages 17 - 36.

       2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC"), except as filed as an exhibit to this report, are not required under the related instructions or are included in notes to the consolidated financial statements incorporated herein by reference and therefore have been omitted.

       3. The exhibits listed on the exhibit index on page 20 of this Form 10-K are filed herewith or are incorporated herein by reference from a previous filing.

(b)    Reports on Form 8-K filed in the fourth quarter of 1997: None.

(c) The exhibits listed on the exhibit index on page 20 of this Form 10-K are filed herewith or are incorporated herein by reference from a previous filing.

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

                             FIRST SHENANGO BANCORP, INC.

March 24, 1998               By:               /s/ Francis A. Bonadio
                                 ---------------------------------------------
                                                Francis A. Bonadio
                                 President, Chief Executive Officer and Director
                                         (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            Signatures                                                    Title                                    Date
                                                         President, Chief Executive Officer, and
                                                                        Director
      /s/ Francis A. Bonadio                                  (Principal Executive Officer)                        3/24/98
-----------------------------------------------                                                               ------------------
        Francis A. Bonadio

                                                         Chief Financial and Accounting Officer
       /s/ Lonny D. Robinson                          (Principal Financial and Accounting Officer)                 3/24/98
-----------------------------------------------                                                               ------------------
         Lonny D. Robinson

       /s/ Robert H. Carlson                                            Director                                   3/24/98
-----------------------------------------------                                                               ------------------
         Robert H. Carlson

       /s/ Ronald P. Bergey                                             Director                                   3/24/98
-----------------------------------------------                                                               ------------------
         Ronald P. Bergey

                                                                        Director
-----------------------------------------------                                                               ------------------
       William G. Eckles, II

        /s/ R. Joseph Hrach                                             Director                                   3/24/98
-----------------------------------------------                                                               ------------------
          R. Joseph Hrach

       /s/ Dale R. Perelman                                             Director                                   3/24/98
-----------------------------------------------                                                               ------------------
         Dale R. Perelman

     /s/ Richard E. Rentz, Jr.                                          Director                                   3/24/98
-----------------------------------------------                                                               ------------------
       Richard E. Rentz, Jr.


                                  EXHIBIT INDEX
                                  -------------



Number                     Description
------                     -----------

  2 Agreement of Affiliation and Plan of Merger by and between FirstFederal Financial Services Corp and First Shenango Bancorp, Inc. dated February 6, 1998 *

  3 (i)                    Articles of Incorporation of the Registrant **

  3 (ii)                   Bylaws of the Registrant ***

  10.1                     1993 Stock Option Plan of the Registrant ****

  10.2 Management Stock Bonus Plan and Trust Agreement of the Registrant *****

  10.3                     Supplemental  Executive Retirement Plan of Francis A.
                           Bonadio ******

  10.4                     Change of  Control  Severance  Agreement  of Lonny D.
                           Robinson

  13 Annual Report to Shareholders for the fiscal year ended December 31, 1997.

  21                       Subsidiaries of the Registrant

  23                       Consent of Independent Auditors

  27                       Financial Data Schedule

  * Incorporated by reference from Current Report on Form 8-K dated February 25, 1998.

  ** Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-55962) filed on December 18, 1992.

  *** Incorporated by reference to Exhibit 3ii to the Quarterly Report on Form 10Q (File No. 0-21076) for the quarter ended March 31, 1996.

  **** Incorporated by reference to Exhibit A to the proxy statement dated June 28, 1993, for a special meeting of stockholders.

  ***** Incorporated by reference to Exhibit B to the proxy statement dated June 28, 1993, for a special meeting of stockholders.

  ****** Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.