Form 10-K405/A
period 1997-12-31
FIRST SHENANGO BANCORP INC
filed 1998-04-29
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K / A
                                   (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


For the fiscal year ended    DECEMBER 31, 1997
                             -----------------
                                      or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------
Commission File Number:   0-21076
                          -------
                          FIRST SHENANGO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                       25-1698967
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


           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.10 per share
--------------------------------------------------------------------------------
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      [X] Yes    [_] No

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

PART III
Item 10.                 Directors and Executive Officers of the Registrant                                     ^18
Item 11.                 Executive Compensation                                                                 ^19
Item 12.                 Security Ownership of Certain Beneficial Owners and Management                         ^23
Item 13.                 Certain Relationships and Related Transactions                                         ^23

PART IV
Item 14.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       ^24

Signatures                                                                                                      ^25
Exhibit Index                                                                                                   ^26
Exhibits                                                                                                        ^27


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


                                               At December 31, 1997
                                                  (In Thousands)
Classified assets:        Gross Balance    Specific Reserve      Net Balance
                           -------------------------------------------------
    Substandard (1)            $5,392            $195              $5,197
    Doubtful                      120              66                  54
    Loss                           68              68
                           -------------------------------------------------
Total classified assets        $5,580            $329              $5,251
                           =================================================

(1) Includes $1,116 of real estate owned and other repossessed assets.


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


The Company holds all of its investment securities as available for sale in order to provide maximum flexibility to respond to changes in interest rates or other changes in its operating environment. During the year ended December 31, 1997, debt securities with fair values of $16,510,649 were sold resulting in gross gains and losses of $59,946 and $77,202, respectively. During the year ending December 31, 1996, debt and equity securities with fair values of $29,679,214 were sold resulting in gross gains and losses of $246,513 and $59,325, respectively. During the year ending December 31, 1995, debt and equity securities with fair values of $26,759,420 were sold resulting in gross gains and losses of $289,096 and $224,306, respectively.


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

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

                 Name                    Age (1)     Year First Elected Director      Term to Expire
--------------------------------------   -------     ---------------------------      --------------

                               BOARD NOMINEES FOR TERMS TO EXPIRE IN 2001

Ronald P. Bergey     . . . . . . . .        59                    1984                      1998
Robert H. Carlson . . . . . . . . .         70                    1978                      1998


                                     DIRECTORS CONTINUING IN OFFICE

William G. Eckles, II................       72                    1966                      1999
Dale R. Perelman.....................       55                    1986                      1999
Francis A. Bonadio...................       66                    1985                      2000
R. Joseph Hrach . . . . . . . . . .         49                    1996                      2000
Richard E. Rentz, Jr. . . . . . . .         54                    1986                      2000


  (1) at December 31, 1997.

The principal occupation during the past five years of each nominee and director of the Company is set forth below.

     Francis A. Bonadio has served as President and Chief Executive Officer since 1985. He served as an officer of the Savings Bank from 1976-1985. Mr. Bonadio is on the Board of Directors of the New Castle Community Y, the Jameson Hospital and The Hoyt Institute of Fine Arts.

     Ronald P. Bergey is a Certified Public Accountant and a Professor of Accounting at Westminster College, New Wilmington, Pennsylvania. He also owns and operates a part-time CPA practice in New Wilmington. Mr. Bergey is a member of the Pennsylvania Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

     Robert H. Carlson is currently retired. Prior to 1990 he was President and Chief Executive Officer of Universal- Rundle Corp., New Castle, Pennsylvania, a plumbing-fixture manufacturer. Mr. Carlson retired from the Board of Directors of the Ohio Edison Company and the Pennsylvania Power Company in 1996. He is currently the Chairman of the Board of St. Francis Hospital in New Castle.

     William G. Eckles, II was the President and Chief Executive Officer of W.G. Eckles Co., New Castle, Pennsylvania, an architectural firm, from 1968 to 1986 and now serves as consultant to the company. Mr. Eckles serves on the Board of Directors of the New Castle Community Y.

     R. Joseph Hrach is the President of the Pennsylvania Power Company ("Penn Power") in New Castle, Pennsylvania, a position he has held since July 1, 1996. Previously he was a Division Manager of the Ohio Edison Company, the parent company of Penn Power.

     Dale R. Perelman is President, Chief Executive Officer and a minority shareholder of King's Jewelry, New Castle, Pennsylvania. Mr. Perelman is a founder of Leadership Lawrence County and immediate past president of the Retail Jewelers of America.

     Richard E. Rentz, Jr. is currently self employed as a computer consultant. Mr. Rentz retired as publisher of the News Company, New Castle, Pennsylvania in 1991.


Executive Management

The following table sets forth certain information with respect to executive officers of the Company who are not directors of the Company. There are no arrangements or understandings between the Company and any person pursuant to which such person has been appointed an executive officer. No executive officer is related to any other executive officer or director of the Company by blood, marriage or adoption. Officers of the Company are appointed annually by the Board of Directors for one year terms.

     Lonny D. Robinson, CPA, 40, has served as Chief Financial Officer, Vice President and Treasurer of the Company since January, 1993; Chief Financial Officer of the Savings Bank since April, 1995; and Vice President and Treasurer of the Savings Bank since February, 1988; joined the Savings Bank in December, 1984.

     E. Waneata VanKirk, 58, has served as Secretary of the Company and the Savings Bank since April, 1994; Assistant Secretary of the Company from April, 1993 to April, 1994; and Assistant Secretary of the Savings Bank from February, 1988 to April, 1994; joined the Savings Bank in October, 1963.

Item 11. Executive Compensation
-------------------------------

Directors' Compensation

     During 1997 each non-employee member of the Board of Directors of the Savings Bank received an annual retainer fee of $3,000 plus a fee of $950 per month and the Chairman of the Board received an additional fee of $100 per month. No additional fees are paid for Board committee meetings. For the fiscal year ended December 31, 1997, total fees paid to directors for Board meetings and committee meetings were $87,600. No separate fees are paid for attendance at Board or Board committee meetings of the Company. Additionally, directors received awards of stock options and restricted stock in conjunction with the Savings Bank's mutual-to-stock conversion in 1993.

     During 1997, former Director J. Austin Murphy exercised stock options covering 7,135 shares which resulted in net value realized (fair market value less exercise price) of $89,188. Director Emeritus Albert J. Genkinger exercised stock options covering 5,000 shares which resulted in net value realized of $72,500.

Executive Compensation

     The Company has no full time employees, relying upon employees of the Savings Bank for the limited services required by the Company. All compensation paid to directors, officers and employees is paid by the Savings Bank.

     Summary Compensation Table. The following table sets forth the name of the chief executive officer during the fiscal years ended December 31, 1997, 1996 and 1995. No other executive officer received cash compensation in excess of $100,000 during the fiscal years ended December 31, 1997, 1996 or 1995.

                                                                                                     Long Term
                                                                                                   Compensation
                                                                                --------------------------------------
                                   Annual Compensation                                         Awards          Payouts
--------------------------------------------------------------------------      ------------------------------ -------
                                                                                                  Securities
                                                                                 Restricted       Underlying            All Other
Name and                                                    Other Annual            Stock          Options/     LTIP   Compensation
Principal Position        Year      Salary         Bonus   Compensation(1)       Award(s)($)        SARs(#)    Payouts     (2)
-------------------       ----      ------         -----   ---------------       -----------        -------    -------    ----
Francis A. Bonadio,       1997     $144,000       $52,640       $ -0-            $ -0-                 -0-      $-0-     $55,632
President and CEO         1996     $140,000       $43,550       $ -0-            $ -0-                 -0-      $-0-     $63,941
                          1995     $134,000       $36,180       $ -0-            $ -0-                 -0-      $-0-     $67,442

------------------------
(1) Does not include the value of certain other benefits, such as pension plans and club membership, which do not exceed 10% of the total salary and bonus of the named executive.
(2)  Indicates  employer  contributions  to the  Savings  Bank's  401(K)  Profit
     Sharing  Plan of  $3,196,  $3,289,  and  $3,394  for  1997,  1996 and 1995,
     respectively. Represents value of 1,114 shares, 1,367 and 1,511 shares allocated under the ESOP in 1997, 1996 and 1995 based upon the market price of $37.00, $22.50 and $20.50 as of December 31, 1997, 1996 and 1995,
     respectively. Includes premiums paid on life insurance policy for the benefit of Mr. Bonadio of $1,188, $1,132 and $675 for 1997, 1996 and 1995,
     respectively. Also includes amounts accrued for the Supplemental Executive Retirement Plan of $10,030, $28,997 and $32,389 for 1997, 1996 and 1995,
     respectively.

Board Compensation Committee Report on Executive Compensation
-------------------------------------------------------------

     The Company's Compensation Committee met once during the fiscal year ended December 31, 1997 to review compensation paid to executive officers and to determine the level of any increases in the salary budget for executive officers to take effect during the following year. The committee reviews various published surveys of compensation paid to executives performing similar duties for depository institutions and their holding companies, with a particular focus on the level of compensation paid by comparable institutions in and around the Savings Bank's market area, including institutions with total assets of between $200 million and $500 million. Although the committee does not set compensation levels for executive officers based on whether particular financial goals have been achieved by the Company, the committee does consider the overall profitability of the Company when making these decisions. With respect to each particular executive officer, his or her contributions to the Company over the past year are also evaluated. For the fiscal year ended December 31, 1997, Francis A. Bonadio, President and Chief Executive Officer, received an increase in salary from $140,000 to $144,000, as disclosed in the Summary Compensation Table.

     Compensation Committee

         Robert H. Carlson, Chairman
         William G. Eckles, II
         Richard E. Rentz, Jr.

     Stock Option Plan. In connection with the Savings Bank's conversion from mutual to stock form in April 1993 (the "Conversion") and acquisition of the outstanding stock of the Savings Bank by the Company, (the "Reorganization"), the Company's Board of Directors adopted the First Shenango Bancorp, Inc. 1993 Stock Option Plan (the "Option Plan"), which was ratified by shareholders of the Company at the August 1993 meeting of shareholders. Pursuant to the Option Plan, 224,825 shares of Common Stock are reserved for issuance upon exercise of stock options granted or to be granted to officers, directors and key employees of the Company and its subsidiaries from time to time. The purpose of the Option Plan is to provide additional incentive to certain officers, directors and key employees by facilitating their purchase of a stock interest in the Company. The Option Plan, which became effective upon the Reorganization, provides for a term of ten years, after which no awards may be made, unless earlier terminated by the Board of Directors pursuant to the Option Plan.

The following table sets forth additional information concerning options granted under the 1993 Stock Option Plan.

                                   OPTION/SAR EXERCISES AND YEAR END VALUE TABLE

                            Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End Option/SAR Value
                            --------------------------------------------------------------------------------
                                                                                  Number of Securities          Value of Unexercised
                                                                                 Underlying Unexercised             In-The-Money
                                                                                      Options/SARs                  Options\SARs
                                                                                     at FY-End (#)                at FY-End ($)(1)
                                                                                     -------------                ----------------
                           Shares Acquired
Name                       on Exercise (#)          Value Realized ($)(1)   Exercisable (2)/Unexercisable  Exercisable/Unexercisable
----                       ---------------          ---------------------   -----------------------------  -------------------------
Francis A. Bonadio               -0-                        -0-                         28,103/0                     $758,781/$0


-----------------
(1) Based upon the closing price of the stock as of December 31, 1997, of $37.00 per share.
(2)  Exercisable within 60 days of Voting Record Date.

     Management and Directors Stock Bonus Plans. The Board of Directors of the Savings Bank has adopted two stock bonus plans (the "Management Stock Bonus Plan" and the "Directors Stock Bonus Plan", collectively, the "Stock Bonus Plans" or the "MSBPs") as a method of providing directors, officers, and key employees of the Savings Bank with a proprietary interest in the Company in a manner designed to encourage such persons to remain in the employment or service of the Savings Bank. The Savings Bank has contributed sufficient funds to the MSBP Trusts which enabled the MSBP Trusts to purchase Common Stock representing 3.85% of the aggregate number of shares issued in the Conversion (i.e., 89,930 shares of Common Stock). Awards under the MSBPs were made in recognition of prior and expected future services to the Savings Bank of its directors and executive officers responsible for implementation of the policies adopted by the Board of Directors, the profitable operation of the Savings Bank, and as a means of providing a further retention incentive and direct link between compensation and the profitability of the Savings Bank.

     Pension Plan. The Savings Bank sponsors a tax-qualified defined benefit pension plan (the "Pension Plan"). All full-time employees of the Savings Bank are eligible to participate after one year of service and attainment of age 21. A qualifying employee becomes fully vested in the Pension Plan upon completion of five years of service. The Pension Plan is intended to comply with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Total Savings Bank pension expense for the fiscal years ended December 31, 1997, 1996 and 1995 amounted to $0, $0, and $48,637, respectively.

     The Pension Plan provides for monthly payments to each participating employee at normal retirement age (age 65). The annual benefits payable under the Pension Plan are equal to 1.25% of Final Average Compensation ("FAC") as defined in the pension plan, excluding overtime, commission and bonus pay multiplied by years of service. A participant may elect an early retirement at age 55 with 10 years of service, and may elect to receive a reduced monthly benefit. The Pension Plan also provides for payments in the event of disability or death. At December 31, 1997, Mr. Bonadio had 21 years of credited service under the Pension Plan.

     Benefits are payable in the form of various annuity alternatives, including a joint and survivor option, or in a lump-sum amount. The following table shows the estimated annual benefits payable under the Pension Plan based on the respective employee's years of credited service and applicable average annual salary as calculated under the Pension Plan. For the Pension Plan year ended June 30, 1997, the highest permissible annual benefit under the Internal Revenue Code ("Code") is $125,000, as indexed. Benefits under the Pension Plan are not subject to offset for Social Security benefits.

                                   Years of Credited Service
                ----------------------------------------------------------------
Salary             15            20             25            30           35
------          -------       -------         -------       -------      -------
$ 20,000....... $ 3,750       $ 5,000         $ 6,250       $ 7,500      $ 8,750
  40,000.......   7,500        10,000          12,500        15,000       17,500
  60,000.......  11,250        15,000          18,750        22,500       26,250
  80,000.......  15,000        20,000          25,000        30,000       35,000
 100,000.......  18,750        25,000          31,250        37,500       43,750
 120,000.......  22,500        30,000          37,500        45,000       52,500
 150,000.......  28,125        37,500          46,875        56,250       65,625

     401(k) Profit Sharing Plan. The Savings Bank sponsors a tax-qualified defined contribution profit sharing plan, ("401(k) Plan"), for the benefit of its employees. Employees become eligible to participate under the Plan after age 18 and completing one year of service. Under the 401(k) Plan, employees may voluntarily elect to defer up to 9% of compensation, not to exceed applicable limits under the Code (i.e., $9,500 in 1997). The first 4% of employee savings is matched by a company contribution of $.50 for each $1.00 of employee contribution. Such matching contributions shall be 100% vested following completion of three years of service. Additionally, the Savings Bank may contribute an annual discretionary contribution to the plan. Such benefits are allocated to participant accounts as a percentage of base compensation of such participant to the base compensation of all participants. Total contributions to the 401(k) Plan by the Savings Bank for all employees for the fiscal years ended December 31, 1997, 1996, and 1995 were $28,793, $24,089, and $21,436, respectively.

     Employee Stock Ownership Plan. The Savings Bank has established an employee stock ownership plan, (the "ESOP"), for the exclusive benefit of participating employees. Participating employees are employees who have completed one year of service with the Savings Bank or its subsidiaries and attained age 21. The ESOP is to be funded by contributions made by the Savings Bank in cash or Common Stock. Benefits may be paid either in shares of Common Stock or in cash. The ESOP borrowed funds from the Company with which to acquire 112,412 shares, or 4.81% of the shares issued in the Conversion. At February 28, 1998, the ESOP held 106,508 shares, or 5.15% of the shares issued and outstanding at that date. Shares purchased with such loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. The Savings Bank anticipates contributing approximately $112,412 annually to the ESOP to meet principal obligations under the ESOP loan, plus applicable interest payments. This loan is expected to be fully repaid in approximately ten years. The Savings Bank contributed $173,881 to the ESOP for the fiscal year ended December 31, 1997.

     The Board of Directors has appointed a committee (the "ESOP Committee") and a board of trustees (the "ESOP Trustees") to administer the ESOP. The ESOP Committee consists of Directors Eckles, Hrach and Rentz, as does the board of trustees. The Board of Directors or the ESOP Committee may instruct the ESOP Trustees regarding investment of funds contributed to the ESOP. The ESOP Trustees must vote all shares allocated to participant accounts held under the ESOP in accordance with the instructions of the participating employees. Unallocated shares and allocated shares for which no timely direction is received will be voted by the ESOP Trustees as directed by the Board of Directors or the ESOP Committee, subject to the ESOP Trustees' fiduciary duties.

     Supplemental Executive Retirement Plan. The Savings Bank has implemented a supplemental executive retirement plan ("SERP") for the benefit of Mr. Francis
A. Bonadio, President. The purpose of the SERP is to furnish Mr. Bonadio with supplemental post-retirement benefits in addition to those which will be provided under the Savings Bank's Pension Plan and other retirement benefits. It is anticipated that benefits payable under the SERP will equal approximately $1,000 per month upon retirement at age 65 for a minimum of 120 months. Payments under the SERP are being accrued for financial reporting purposes during the period of Mr. Bonadio's employment. The SERP is unfunded. All benefits payable under the SERP will be paid from current assets of the Savings Bank. There are no tax consequences to either Mr. Bonadio or the Savings Bank related to the SERP prior to payment of benefits. Upon receipt of payment of benefits, Mr. Bonadio will recognize taxable ordinary income in the amount of such payments received and the Savings Bank will be entitled to recognize a tax-deductible compensation expense at that time. The Company's expenses for 1997, 1996 and 1995 were $10,030, $28,997, and $32,389 offset by deferred taxes of approximately $10,000, $11,000, and $11,000, respectively.

Long Term Incentive Plans

     The Company does not sponsor any long term incentive plans and made no awards or payments under any such plans during the fiscal year ended December 31, 1997.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company and Savings Bank consists of Robert H. Carlson, Chairman, William G. Eckles, II and Richard E. Rentz, Jr. The committee, which consists of non-employee directors of the Company and Savings Bank, meets annually to review the performance of the Savings Bank's officers and employees, and to determine compensation programs and salary actions for the Savings Bank and its personnel.

     Mr. Carlson's son has outstanding from the Savings Bank a mortgage loan with a 7.375% interest rate. This loan had a balance of $133,551 on December 31, 1997 and the highest balance during 1997 was $137,014. Additional information concerning this loan is provided under "Certain Transactions with Management and Others" in Item 13.

Performance Graph

     The following performance graph is for the period from April 6, 1993 (the first day of trading for the Company's stock) through December 31, 1997. The performance graph compares the cumulative total shareholder return on the Company's Common Stock with (a) the cumulative total shareholder return on stocks included in the Nasdaq CRSP U.S. index and (b) the cumulative total shareholder return on stocks included in the Nasdaq CRSP Bank index prepared for Nasdaq by the Center for Research of Securities Prices (CRSP) at the University of Chicago. Comparison of the Common Stock with the Nasdaq stock market and bank indices assumes the investment of $1,000 as of the close of trading on April 6, 1993. The cumulative total return for the Company is computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the period.

     There can be no assurance that the Company's future stock performance will be the same or similar to the historical stock performance shown in the graph below. The Company will neither make nor endorse any predictions as to stock performance.

                               [GRAPHIC OMITTED]


                                           4/6/93       12/31/93       12/31/94      12/31/95       12/31/96      12/31/97
                                        ------------- -------------  ------------- -------------  ------------- -------------
Nasdaq CRSP U.S.                           1,000.00      1,171.83       1,145.47      1,619.99       1,992.54      2,445.07
Nasdaq CRSP Bank                           1,000.00      1,037.26       1,033.48      1,539.14       2,032.02      3,432.88
First Shenango Bancorp, Inc.               1,000.00      1,020.80         936.49      1,425.05       1,597.81      2,681.82


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------


                                Shares of Common Stock             % of
                 Name       Beneficially Owned(1)(2)(3)(4)         Class
--------------------------- ------------------------------        ------
Ronald P. Bergey                       20,634                      0.95%
Robert H. Carlson                      26,917(8)                   1.24
William G. Eckles, II                  24,062(5)(6)                1.11
Dale R. Perelman                       27,956(7)                   1.29
Francis A. Bonadio                     74,004(9)                   3.42
R. Joseph Hrach                         5,100(5)(10)               0.24
Richard E. Rentz, Jr.                  28,267(5)                   1.30

All executive officers and directors
as a group (9 persons)                241,888(5)                  11.17%


(1)    At February 28, 1998.
(2) Pursuant to rules promulgated under the 1934 Act, a person or entity is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, includes all shares held directly by the named individuals as well as by spouses, minor children in trust and other indirect ownership, over which shares the named individual effectively exercises sole voting and investment power.
(3) Includes 11,873 restricted shares awarded to Mr. Bonadio and 2,710 restricted shares granted to each non-employee director pursuant to the Management and Directors Stock Bonus Plans. These shares were granted in connection with the Savings Bank's Conversion from mutual to stock form on April 5, 1993 and became fully vested on April 5, 1997. Mr. Hrach did not become a Director until 1996 and thus did not receive such an award.
(4) Includes shares of Common Stock subject to options granted pursuant to the 1993 Stock Option Plan for which options are exercisable within 60 days of the Voting Record Date.
(5) Excludes 106,508 shares of Common Stock (5.15%) held by the ESOP of the Savings Bank for which such non-employee directors (Directors Eckles, Hrach and Rentz) serve as plan trustees and exercise shared voting and investment power. Shares which are unallocated to participating employees (presently 55,129 shares) and shares for which no voting directions are received are voted by the plan trustees. Once allocated to participant accounts, such Common Stock will be voted by the plan trustees as directed by each plan participant as the beneficial owner of such Common Stock. The plan trustees act as fiduciaries within the meaning of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The individuals serving as plan trustees disclaim beneficial ownership of stock held under the ESOP.
(6) Includes 5,000 shares held in trust by a self-directed IRA account, 2,000 shares held directly by spouse, and 2,570 shares held jointly by spouse, son and daughter.
(7) Includes 10,726 shares held jointly with spouse, and 108 shares held directly by spouse.
(8)    Includes 8,650 shares held in trust by  a  self-directed IRA account.
(9) Includes 10,000 shares held jointly with spouse, 3,200 shares held directly by spouse, 2,035 shares held directly by sons, and 6,919 shares allocated under the ESOP.
(10)   Includes 100 shares held jointly with spouse.

Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Certain Transactions with Management and Others

         The Savings Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Savings Bank's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by the Savings Bank to its directors and executive officers are subject to regulations of the Office of Thrift Supervision ("OTS") restricting loans and other transactions with affiliated persons of the Savings Bank. Prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), the Savings Bank provided loans to officers and directors and other affiliates at reduced interest rates and fees. The preferential rate on mortgage loans could be no less than the greater of (i) the Savings Bank's cost of funds plus 100 basis points or (ii) the Internal Revenue Service's applicable federal rate. In addition, the Savings Bank routinely waived its points and application fees for affiliate loans. Effective August 9, 1989, FIRREA required that all such loans be made on terms and conditions comparable to those for similar transactions with non-affiliates. The Savings Bank's affiliates must now qualify for any loans on the same terms and conditions that apply to other customers.
Furthermore, loans to an affiliate must be approved in advance by a disinterested majority of the Board of Directors or be within other guidelines established as a result of OTS regulations. Loans to executive officers and directors of the Savings Bank, and their affiliates aggregating $60,000 or more during the twelve months ended December 31, 1997, amounted to $435,639, or 1.58% of the Savings Bank's retained earnings at December 31, 1997.

         The following table sets forth the indebtedness of executive officers, directors, and members of the immediate family of an executive officer or director who are or were indebted to the Savings Bank at any time during the fiscal year ended December 31, 1997 in an amount in excess of $60,000 that was originated prior to August 9, 1989.

                                                                                                                Highest
                                                                                     Loan       Prevailing      Balance
                                                                                   Interest     Market Rate   During Year   Balance
                                             Type of      Origination  Original    Rate at          at           Ended         at
        Name             Affiliation          Loan           Date       Balance   12/31/97      Origination     12/31/97    12/31/97
       ------            -----------         ------         ------      -------   ---------     -----------     --------    --------
   Robert H. Carlson         (1)            Mortgage       03/03/88    $154,000   7.375% (2)       8.50%        $137,014    $133,551

--------------------------------
(1) Son of Director Robert H. Carlson.
(2) This loan is a variable rate mortgage with an initial interest rate of 8.00%

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

                             FIRST SHENANGO BANCORP, INC.

April 28, 1998               By:               /s/ Francis A. Bonadio
                                 ---------------------------------------------
                                                Francis A. Bonadio
                                 President, Chief Executive Officer and Director
                                         (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       Signatures                                                 Title
                       ----------                                                 -----
                                                                President, Chief Executive Officer, and
                                                                                  Director
                 /s/ Francis A. Bonadio                               (Principal Executive Officer)                 4/28/98
---------------------------------------------------------
                   Francis A. Bonadio

                                                                  Chief Financial and Accounting Officer
                  /s/ Lonny D. Robinson                        (Principal Financial and Accounting Officer)         4/28/98
---------------------------------------------------------
                    Lonny D. Robinson

                  /s/ Robert H. Carlson                                          Director                           4/28/98
---------------------------------------------------------
                    Robert H. Carlson

                  /s/ Ronald P. Bergey                                           Director                           4/28/98
---------------------------------------------------------
                    Ronald P. Bergey

                /s/ William G. Eckles, II                                        Director                           4/28/98
---------------------------------------------------------
                  William G. Eckles, II

                   /s/ R. Joseph Hrach                                           Director                           4/28/98
---------------------------------------------------------
                     R. Joseph Hrach

                  /s/ Dale R. Perelman                                           Director                           4/28/98
---------------------------------------------------------
                    Dale R. Perelman

                /s/ Richard E. Rentz, Jr.                                        Director                           4/28/98
---------------------------------------------------------
                  Richard E. Rentz, Jr.

                                       25

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