Form 10-Q
period 1998-03-31
FIRST SHENANGO BANCORP INC
filed 1998-05-12
CIK 895420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or
For the quarterly period ended MARCH 31, 1998 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:    0-21076
                           -----------------------------------------------------

                          FIRST SHENANGO BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                      25-1698967
--------------------------------------------------------------------------------
(State of other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)
                                 (724) 654-6606
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:



                Class                                Outstanding
                -----                                -----------
     $.10 par value common stock                   2,069,007 Shares

                          FIRST SHENANGO BANCORP, INC.


                                      INDEX

                                                                                                                      Page Number
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements
     Consolidated Statements of Financial Position as of March 31, 1998 and December 31, 1997                                   1
     Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997                                       2
     Consolidated Statements of Changes in Shareholders' Equity for the Year Ended December 31,
     1997 and the Three Months Ended March 31, 1998                                                                             3

     Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997                               4 - 5
     Notes to Consolidated Financial Statements                                                                             6 - 9
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       10 - 12
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                       12
PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings                                                                                                13
     Item 2.  Changes in Securities                                                                                            13
     Item 3.  Defaults Upon Senior Securities                                                                                  13
     Item 4.  Submission of Matters to a Vote of Security Holders                                                              13
     Item 5.  Other Information                                                                                                13
     Item 6.  Exhibits and Reports on Form 8-K                                                                                 13

SIGNATURES                                                                                                                     14

PART I - FINANCIAL INFORMATION/Item 1. - Financial Statements
FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                                March 31,            December 31,
ASSETS                                                                                             1998                  1997
                                                                                        -------------------- ----------------------
Cash and Cash Equivalents:
  Cash and amounts due from depository institutions                                               $1,225,520             $2,069,639
  Interest bearing deposits in financial institutions                                             23,718,144             13,579,118
                                                                                        -------------------- ----------------------
                                                                                                  24,943,664             15,648,757
Investment securities available for sale, carried at fair value                                  116,073,923             94,658,748
Loans held for sale                                                                                3,707,919              3,424,327
Loans receivable, net of allowance for loan losses of $3,248,758 and $3,235,039                  249,519,777            252,581,611
Accrued interest receivable                                                                        2,395,550              2,202,693
REO and other repossessed assets, net                                                              1,154,136              1,111,333
Premises and equipment, net                                                                        5,082,791              5,131,026
Prepaid expenses, sundry assets and deferred taxes                                                   267,972                213,231
                                                                                        -------------------- ----------------------
    TOTAL ASSETS                                                                                $403,145,732           $374,971,726
                                                                                        ==================== ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits (including non-interest bearing deposits of $4,716,876 and $4,971,054)                 $275,393,237           $275,221,031
Advances from Federal Home Loan Bank and other borrowings                                         72,032,052             47,724,598
Advance payments by borrowers for taxes and insurance                                              2,565,803              1,876,095
Accrued expenses, deferred taxes and other liabilities                                             4,862,394              2,287,692
                                                                                        -------------------- ----------------------
    TOTAL LIABILITIES                                                                            354,853,486            327,109,416
SHAREHOLDERS' EQUITY
  Preferred stock, no stated value, 10,000,000 shares authorized, none issued
  Common stock, $.10 par value, 15,000,000 shares authorized, 2,343,098                              234,310                234,310
shares issued
  Additional paid-in capital                                                                      22,221,466             22,136,466
  Treasury stock at cost (274,091 shares)                                                        (6,233,171)            (6,233,171)
  Less stock acquired by MSBPs and ESOP                                                            (523,185)              (551,287)
  Net unrealized gains on securities available for sale, net of tax                                1,307,553              1,577,880
  Retained earnings (substantially restricted)                                                    31,285,273             30,698,112
                                                                                        -------------------- ----------------------
   TOTAL SHAREHOLDERS' EQUITY                                                                     48,292,246             47,862,310
                                                                                        -------------------- ----------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $403,145,732           $374,971,726
                                                                                        ==================== ======================


See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Three Months Ended
                                                                                                  March 31,
Interest income:                                                                           1998                1997
                                                                                     ----------------- ---------------
  Interest and fees on:
    First mortgage residential loans                                                        $3,236,270      $2,966,997
    Commercial and other real estate loans                                                   1,101,584       1,120,754
    Consumer loans                                                                             801,886       1,092,185
  Interest and dividends on investments available for sale:
    Taxable                                                                                    873,957       1,470,457
    Tax-exempt                                                                                 438,967         419,360
    Dividends                                                                                  252,739         228,086
  Other interest income                                                                        260,023         134,923
                                                                                     ----------------- ---------------
    TOTAL INTEREST INCOME                                                                    6,965,426       7,432,762
                                                                                     ----------------- ---------------
Interest expense:
  Interest on deposits                                                                       3,137,625       3,048,900
  Interest on borrowed funds                                                                   752,954       1,195,737
                                                                                     ----------------- ---------------
    TOTAL INTEREST EXPENSE                                                                   3,890,579       4,244,637
                                                                                     ----------------- ---------------
    NET INTEREST INCOME                                                                      3,074,847       3,188,125
Provision for loan losses                                                                      155,070         184,634
                                                                                     ----------------- ---------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      2,919,777       3,003,491
Non-interest income:
  Service charges and other fees                                                               182,513         202,459
  Gain on sale of investments and loans, net                                                       772             435
  Other                                                                                          7,932           1,177
                                                                                     ----------------- ---------------
    TOTAL NON-INTEREST INCOME                                                                  191,217         204,071
Non-interest expense:
  Salaries and employee benefits                                                               858,758         765,368
  Occupancy and equipment, net                                                                 249,616         257,948
  Deposit insurance premiums                                                                    42,733          42,459
  Professional services                                                                        215,111          50,364
  REO operations                                                                                16,499          33,901
  Other                                                                                        340,234         312,953
                                                                                     ----------------- ---------------
    TOTAL NON-INTEREST EXPENSE                                                               1,722,951       1,462,993
                                                                                     ----------------- ---------------
    INCOME BEFORE INCOME TAXES                                                               1,388,043       1,744,569
Income tax expense:
  Federal                                                                                      409,550         489,425
  State                                                                                         89,250         117,700
                                                                                     ----------------- ---------------
    TOTAL INCOME TAX EXPENSE                                                                   498,800         607,125
                                                                                     ----------------- ---------------
    NET INCOME                                                                                $889,243      $1,137,444
                                                                                     ================= ===============
Earnings per share - basic                                                                       $0.44           $0.58
Earnings per share - diluted                                                                     $0.43           $0.56

See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 Unallocated Unallocated                   Retained
                                         Additional                 Common      Common      Unrealized     Earnings,   Consolidated
                Comprehensive   Common    Paid-In     Treasury   Stock Held  Stock Held   Gain (Loss)   Substantially Shareholders'
                    Income      Stock     Capital       Stock      by ESOP    by MSBPs   on Securities    Restricted      Equity
                -------------- -------- ----------- ------------ ----------- ----------- -------------  ------------- -------------
December
  31, 1996                     $234,310 $22,422,843 $(6,374,001)  $(663,700)   $(11,297)      $190,743    $27,255,429   $43,054,327
                               -------- ----------- ------------ ----------- ----------- -------------  ------------- -------------
Deferred
  and unearned
  compensation
  amortization
  of ESOP and
  MSBPs shares                              198,756                 112,413      11,297                                     322,466
Stock options
  exercised                                (485,133)    863,263                                                             378,130
Net income          $4,585,690                                                                              4,585,690     4,585,690
Cash dividends
  declared on
  common stock
  at $.57 per
  share                                                                                                    (1,143,007)   (1,143,007)
Purchase of
  28,716
  shares of
  treasury stock                                       (722,433)                                                           (722,433)
Change in
  unrealized
  gain on
  investment
  securities
  available
  for sale, net      1,387,137                                                               1,387,137                    1,387,137
                -------------- -------- ----------- ------------ ----------- ----------- -------------  ------------- -------------
December 31, 1997   $5,972,827  234,310  22,136,466  (6,233,171)   (551,287)          0      1,577,880     30,698,112    47,862,310
                ============== -------- ----------- ------------ ----------- ----------- -------------  ------------- -------------
Deferred and
  unearned
  compensation
  amortization
  of ESOP and
  MSBPs shares                               85,000                  28,102                                                 113,102
Net income            $889,243                                                                                889,243       889,243
Cash dividend
  declared
  on common
  stock at
  $.15 per share                                                                                             (302,082)     (302,082)
Change in
  unrealized
  gain on
  investment
  securities
  available for
  sale, net          (270,327)                                                                (270,327)                    (270,327)
                -------------- -------- ----------- ------------ ----------- ----------- -------------  ------------- -------------
March 31, 1998        $618,916 $234,310 $22,221,466 $(6,233,171)  $(523,185)         $0     $1,307,553   $31,285,273    $48,292,246
                ============== ======== =========== ============ =========== =========== =============  ============= =============


See notes to consolidated financial statements.

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       1998            1997
                                                                                   -------------   ------------
OPERATING ACTIVITIES

Net Income                                                                         $    889,243    $  1,137,444
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Net gain on sale of investments and loans                                              (772)           (435)
    Proceeds from sale of loans held for sale                                           282,122         260,153
    Disbursements for loans held for sale                                              (608,286)       (578,243)
    Provision for estimated losses on loans                                             155,070         184,634
    (Recovery of) provisions for net losses on REO, repossessed and other assets         (6,665)          7,039
    Provisions for depreciation and amortization                                         98,209         106,077
    Amortization of MSBPs and ESOP unearned and deferred compensation                   113,102          75,400
    Deferred federal income taxes                                                       (26,000)        (15,000)
    Increase in accrued interest receivable, prepaid
      expenses and sundry assets                                                       (247,598)       (236,649)
    Increase in accrued expenses and other liabilities                                  372,371         460,902
    Increase in interest payable                                                        766,289         824,286
                                                                                   ------------    ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,787,085       2,225,608
INVESTING ACTIVITIES
Proceeds from maturities of investments                                              10,500,000       1,505,583
Purchases of investments                                                            (34,089,683)     (7,901,101)
Principal repayment on mortgage-backed securities and CMOs                            2,764,981       2,706,450
Proceeds from sales of foreclosed real estate, repossessed and other assets              85,919         112,429
Loan originations, net of loans in process                                           (9,693,206)    (11,293,930)
Principal reduction on loans                                                         12,521,257      13,254,319
(Purchase) redemption of Federal Home Loan Bank stock                                  (999,800)        115,100
Additions to premises and equipment                                                     (49,974)       (130,792)
                                                                                   ------------    ------------
      NET CASH USED BY INVESTING ACTIVITIES                                         (18,960,506)     (1,631,942)

FIRST SHENANGO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended
                                                                                                     March 31,
FINANCING ACTIVITIES                                                                            1998            1997
                                                                                           ------------    ------------
Net increase in money market and NOW deposits                                                 5,022,811       1,278,512
Net (decrease) increase in savings deposits                                                     (19,699)         46,503
Net decrease in certificates of deposit                                                      (5,510,173)       (454,936)
Proceeds of FHLB borrowings                                                                  50,000,000      15,700,000
Repayment of FHLB borrowings                                                                (26,003,963)    (18,002,250)
Net increase (decrease) in other borrowings                                                     311,417        (208,252)
Net increase in advance payments by borrowers                                                   689,708         734,516
Net increase (decrease) in other liabilities for unsettled investment security purchases      2,280,309      (4,996,627)
Net proceeds from exercise of stock options                                                                     153,350
Payment of cash dividend on common stock                                                       (302,082)       (239,225)
Purchase of treasury stock                                                                                     (297,493)
                                                                                           ------------    ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         26,468,328      (6,285,902)
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      9,294,907      (5,692,236)
Cash and cash equivalents at beginning of period                                             15,648,757      16,734,483
                                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 24,943,664    $ 11,042,247
                                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest                                                                                 $  3,124,290    $  3,420,350
  Income taxes                                                                             $     86,800    $    107,500
Non-cash investing activities:
  Transfer from loans to real estate owned                                                 $     12,000
  Transfer from loans to other repossessed assets                                          $    194,532    $    214,444
Non-cash financing activities:
  Dividends declared but not paid                                                          $    302,082    $    239,668





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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ending December 31, 1998.

The Consolidated Statement of Financial Position at December 31, 1997, was audited by Ernst & Young LLP. Their unqualified opinion thereon is included in the Company's 1997 Annual Report to Shareholders.

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Most significantly, the Company uses estimates in determining the allowance for loan losses.

Certain items previously reported have been reclassified to conform with the current period's reporting format.

NOTE 2.  EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 1998, 1997 and 1996 were calculated as follows:

                                                   1998           1997           1996
                                               -----------    -----------    -----------
Net income                                     $   889,243    $ 1,137,444    $   948,583
                                               ===========    ===========    ===========
Weighted average common shares issued            2,343,098      2,343,098      2,343,098
Average unallocated ESOP shares                    (55,129)       (66,370)       (75,031)
Average unvested and forfeited MSBP shares         (10,367)       (27,175)       (45,338)
Weighted average treasury shares                  (274,091)      (282,872)       (34,120)
                                               -----------    -----------    -----------
Weighted common shares outstanding - basic       2,003,511      1,966,681      2,188,609
                                               ===========    ===========    ===========
Basic earnings per share                       $      0.44    $      0.58    $      0.43
                                               ===========    ===========    ===========

Weighted common shares outstanding - basic       2,003,511      1,966,681      2,188,609
Average unvested MSBP shares                                       16,808         33,573
Net effect of dilutive stock options                63,031         63,498         63,020
                                               -----------    -----------    -----------
Weighted common shares outstanding - diluted     2,066,542      2,046,987      2,285,202
                                               ===========    ===========    ===========
Diluted earnings per share                     $      0.43    $      0.56    $      0.42
                                               ===========    ===========    ===========

NOTE 3.  INVESTMENT SECURITIES

A summary of investment securities available for sale is as follows:

March 31, 1998

                                                            Gross            Gross
                                           Amortized      Unrealized      Unrealized         Fair
                                             Cost           Gains            Losses          Value
                                        -------------   -------------  ---------------- ---------------
U.S. Government and agency securities   $   3,006,535   $       7,740    $      (7,857)   $   3,006,418
Collateralized mortgage obligations        31,002,726         476,687          (56,553)      31,422,860
Municipal obligations                      32,420,756       1,359,435          (71,141)      33,709,050
Other debt securities                         250,000           7,188                           257,188
Mortgage-backed securities                 23,809,527         257,780          (78,647)      23,988,660
FHLB stock                                  3,574,000                                         3,574,000
Other marketable equity securities         20,028,826         117,500          (30,579)      20,115,747
                                        -------------   -------------    -------------    -------------
                                        $ 114,092,370   $   2,226,330    $    (244,777)   $ 116,073,923
                                        =============   =============    =============    =============


The amortized cost and estimated fair value of investment securities at March 31, 1998 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities and CMOs, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities and CMOs may mature earlier than their weighted-average contractual maturities because of principal prepayments.


                                                Amortized
                                                   Cost       Fair Value
                                              ------------   ------------
Debt and mortgage-related securities:
  Due after one year through five years       $    265,172   $    272,842
  Due after five years through ten years         2,654,178      2,720,434
  Due after 10 through 20 years                 24,886,391     25,868,107
  Due after 20 years                            62,683,803     63,522,793
                                              ------------   ------------
  Total                                         90,489,544     92,384,176
Marketable equity securities and FHLB stock     23,602,826     23,689,747
                                              ------------   ------------
  Total investment securities                 $114,092,370   $116,073,923
                                              ============   ============

NOTE 4.  LOANS

                                      March 31, 1998   December 31, 1997
                                       ------------    -----------------
First mortgage residential:
 One-to-four family residential        $174,096,660       $172,746,874
 Construction                               735,725            746,288
                                       ------------       ------------
                                        174,832,385        173,493,162
Commercial and other real estate         21,436,826         22,230,915
Commercial business                      20,434,397         19,515,048
Commercial land and land development      6,866,790          7,349,649
Automobile                               15,026,308         18,133,970
Home equity                              14,435,932         14,947,568
Other consumer                            3,229,021          3,622,586
                                       ------------       ------------
Gross loans held for investment         256,261,659        259,292,898
Less:
   Loans in process                       2,598,790          2,662,374
   Unearned discounts                        74,498             82,539
   Net deferred fees                        819,836            731,335
   Allowance for losses                   3,248,758          3,235,039
                                       ------------       ------------
Net loans held for investment           249,519,777        252,581,611
Education loans held for sale             3,707,919          3,424,327
                                       ------------       ------------
                                       $253,227,696       $256,005,938
                                       ============       ============

Activity in the allowance for loan losses for the three months ended March 31 is summarized as follows:

                                                             1998           1997
                                                          -----------    -----------
Balance at beginning of year                              $ 3,235,039    $ 2,867,270
Provision charged to income - mortgage                         10,000         30,000
Provision charged to income - commercial                       70,430         49,997
Provision charged to income - consumer                         74,640        104,637
Charge-offs - commercial                                      (31,496)
Charge-offs - consumer                                       (128,147)      (132,140)
Recoveries - consumer                                          18,292          7,744
                                                          -----------    -----------
Balance at end of period                                  $ 3,248,758    $ 2,927,508
                                                          ===========    ===========

The allowance for loan losses at March 31 consisted of:

Mortgage                                                  $   462,000    $   362,000
Commercial                                                  1,343,007      1,143,797
Consumer                                                    1,443,751      1,421,711
                                                          -----------    -----------
                                                          $ 3,248,758    $ 2,927,508
                                                          ===========    ===========

The estimated fair value of education loans held for sale approximates book value at March 31, 1998 and December 31, 1997.

The Company held two loans with a combined balance of $2.75 million at March 31, 1998 and $2.77 million at December 31, 1997 which were considered impaired. Because the market value of the collateral securing these loans exceeds the loans' recorded balance, no specific loss reserve is deemed necessary; however, the loans have been included in management's assessment of the adequacy of general valuation allowances. One of these loans with a balance of $1.11 million was placed on non-accrual status during the fourth quarter of 1997. No interest income has been recorded on this loan during 1998. The other loan with a balance of $1.64 million at March 31, 1998 has not been placed on non-accrual status, nor does management expect it to be in the foreseeable future. Interest income of $33,078 has been recorded on this loan during 1998. There were no other loans considered impaired during the three months ended March 31, 1998.

Loans which the Company considers non-performing due to being placed on non-accrual status as a result of being in arrears three months or more are as follows:

Period              Number of Loans    Balance   Percent of loans held for investment
------------------ ----------------- ----------- ------------------------------------
March 31, 1998            134        $2,741,421                  1.10%
December 31, 1997         123        $2,774,357                  1.10%

The foregone interest on non-performing loans for the periods ended March 31, 1998 and December 31, 1997 was $61,062 and $148,651, respectively.

At March 31, 1998 the Company was committed under various agreements to purchase first mortgage loans of $1,370,728; originate first mortgage loans of $3,440,755; originate or disburse commercial loans of $4,899,554; originate consumer loans of $213,000; and had $2,478,247 in unused commercial lines of credit; $1,180,478 in commercial letters of credit issued; $6,314,341 in unused home equity lines of credit; $2,038,605 in unused personal unsecured lines of credit; and $622,673 in unused credit card lines. There were no commitments to lend additional funds to debtors whose loans with the Company were non-performing as of March 31, 1998.


NOTE 5.  DEFINITIVE MERGER AGREEMENT

On February 6, 1998, the Company entered into an Agreement of Affiliation and Plan of Merger (the "Agreement") with FirstFederal Financial Services Corp ("FFSW") of Wooster, Ohio. Under the terms of the Agreement, the Company will merge with and into FFSW, with the Company's shareholders to receive 1.143 shares of FFSW common stock in exchange for each of their shares of the Company's common stock. FFSW is a bank holding company with total assets of $1.46 billion at December 31, 1997. The transaction, which will be accounted for as a pooling of interests, is subject to regulatory and shareholder approvals and is expected to be completed in the third quarter of 1998.

                          FIRST SHENANGO BANCORP, INC.
                         PART I - FINANCIAL INFORMATION
                Item 2. - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

--------------------------------------------------------------------------------

                                                     At or For the Three Months
                                                           Ended March 31,
Statistical Data:                                    1998 (1)           1997 (1)
                                                     ------------- -------------
Return on average assets                                 0.93%          1.15%
Return on average equity                                 7.48%         10.68%
Average equity to average assets                        12.46%         10.72%
Average interest rate spread (FTE)                       2.94%          2.98%
Net yield on average interest-earning assets (FTE)       3.55%          3.50%
Non-interest expense to average assets                   1.81%          1.47%
Efficiency ratio                                        52.89%         43.15%
Nonperforming assets to total assets                     0.97%          0.51%
Allowance for loan losses to gross loans receivable      1.27%          1.14%
Book value per share, net of treasury shares           $23.34         $20.79

(1) Applicable income and expense figures have been annualized in calculating these ratios.

(FTE) Fully taxable-equivalent basis.

Management's Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 1998 and 1997.

Net income for the three months ended March 31, 1998 declined $248,000 or 21.82% from the same quarter in 1997. The primary reasons for this decline are $165,000 in professional service fees related to the Company's pending merger with FirstFederal Financial Services Corp which was announced on February 9, 1998, the continued run-off of the indirect automobile loan portfolio which was partially offset by growth in mortgage loans, and lower income related to the investment securities portfolio which was also partially offset by higher interest earnings on overnight deposits at the Federal Home Loan Bank of Pittsburgh. Excluding the merger-related expenses, net income for the quarter would have been $1.02 million.

Provisions for loan losses decreased $30,000 to $155,000 for the three months ended March 31, 1998 from $185,000 for same period in 1997. The provision was established as a result of management's monitoring of non-performing loans and assets and other potential problem credits. Non-accrual loans and loans more than 90 days past due totalled $2.74 million, and other non-performing assets, namely REO and other repossessed assets, were $1.15 million at March 31, 1998, for a total of $3.89 million in non-performing assets, unchanged from December 31, 1997. Interest received in cash of $15,000 on non-accrual loans is included in net income for the 1998 first quarter. Total allowance for losses as a percentage of gross loans receivable, REO and other repossessed assets was 1.26% at March 31, 1998 and 1.24% at December 31, 1997. Total non-performing assets as a percentage of total assets was 0.97% at March 31, 1998 and 1.04% at December 31, 1997.

Total non-interest income decreased $13,000, or 6.30%, in 1998 primarily due to $16,000 in late charges received on a commercial loan in the first quarter of 1997. Other non-interest income did not change significantly from year to year.

Total non-interest expense increased $260,000, or 17.77%, primarily due to the $165,000 in merger related fees mentioned above. These payments to attorneys, accountants and investment bankers will continue to reduce earnings through the effective date of the merger. Salaries and employee benefits increased $93,000 from year to year due to annual merit salary increases, increased staffing in certain departments and higher costs associated with the employee stock ownership plan as a result of the Company's higher stock price. REO expense declined $17,000 or 51.33% due to a reduction in losses on the sale of repossessed automobiles. Other non-interest expense increased $27,000 or 8.72%. This line item represents an accumulation of several expense categories, none of which increased significantly.

The Company's effective tax rate increased from 34.80% for the three months ending March 31, 1997 to 35.94% for the same period in 1998. This is primarily due to the professional service fees discussed above, some of which are not deductible for federal income tax purposes.

The Company's efficiency ratio declined from 43.15% at March 31, 1997 to 52.89% at March 31, 1998, while the ratio of non-interest expenses to average assets increased from 1.47% to 1.81%. These changes are attributable to the items discussed above.

Asset and Liability Management

During the quarter ended March 31, 1998, the Company borrowed $50.00 million from and repaid $26.00 million to the Federal Home Loan Bank of Pittsburgh. These transactions have increased the interest-rate sensitivity of the Company's assets and reduced the interest-rate sensitivity of its liabilities. Overnight deposits at the FHLB increased $10.14 million from December 31, 1997 to $23.72 million at March 31, 1998. Management is continually reviewing investment opportunities for these funds. Given the increasing possibility of an increase in the target federal funds rate as evidenced by recent movements in financial markets, these funds will be invested into longer term securities only when management is satisfied that the yields offered are sufficient to compensate for the risk of further increases in market interest rates.

Liquidity and Capital Resources

The Savings Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4%. The Savings Bank's regulatory liquidity ratio averaged 9.58% during the three months ended March 31, 1998. The Savings Bank manages its liquidity ratio to meet its funding needs, including deposit outflows, disbursements of payments collected from borrowers for taxes and insurance, and loan principal disbursements and to meet its asset and liability management objectives.

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

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At March 31, 1998, the Savings Bank had outstanding commitments to fund off balance sheet items of $22.56 million. In addition, it had certificates of deposit scheduled to mature within six months of $60.00 million, substantially most of which management believes will remain with the Savings Bank. In the event that loan demand and deposit outflows exceed available funds, the Savings Bank may borrow from the FHLB or sell securities from its available for sale portfolio.

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

The Company's Y2K Committee continues to work on identifying and resolving potential problems related to the year 2000 and its impact on the Company's computer systems, its vendors and customers. Management is also coordinating these efforts with those of FirstFederal Financial Services Corp to eliminate redundant work and evaluate the potential efficiencies to be gained from adopting common solutions. The total cost to the Company will depend on the need or desire for change in these systems, but is not expected to be material to any single reporting period.

Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on liquidity, capital resources or operations.

To be categorized as well capitalized, the Savings Bank must maintain minimum ratios as set forth in the table. As of March 31, 1998, the most recent notification from the Office of Thrift Supervision categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                            Tier I Core  Tier I Risk-Based        Tier II Risk-Based
                                                           Capital (1)     Capital (1)               Capital (1)
                                                           ------------  -----------------        ------------------
Equity capital (2)                                         $  40,866           $  40,866              $  40,866
Non-includable portion of investment in subsidiary               (24)                (24)                   (24)
Unrealized gain on certain securities available for sale      (1,323)             (1,323)                (1,323)
General valuation allowances (3)                                                                          2,536
                                                           ---------           ---------              ---------
Regulatory capital                                            39,519              39,519                 42,055
Minimum capital requirement                                   15,905               8,102                 16,204
                                                           ---------           ---------              ---------
Excess regulatory capital                                  $  23,614           $  31,417              $  25,851
                                                           =========           =========              =========
       Adjusted total assets                               $ 397,618           $ 202,548              $ 202,548
Regulatory capital as a percentage                              9.94%              19.51%                 20.76%
Minimum capital requirement as a percentage                     4.00%               4.00%                  8.00%
                                                           ---------           ---------              ---------
Excess regulatory capital as a percentage                       5.94%              15.50%                 12.76%
                                                           =========           =========              =========
Well capitalized requirement as a percentage                    5.00%               6.00%                 10.00%
                                                           =========           =========              =========

(1)  Dollar amounts in thousands.
(2) Represents equity capital of the consolidated Savings Bank as reported to the OTS on Form 1313.
(3) Limited to 1.25% of risk-based assets.

The statements in this Form 10-Q which are not historical fact are forward looking statements that involve risks and uncertainties, including, but not limited to, the interest rate environment, the effect of federal and state banking and tax regulations, the effect of economic conditions, the impact of competitive products and pricing and other risks as may arise from time to time.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management for information relative to this Item.

FIRST SHENANGO BANCORP, INC.
PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1 - Legal Proceedings                                               None

Item 2 - Changes in Securities                                           N/A

Item 3 - Defaults Upon Senior Securities                                 N/A

Item 4 - Submission of Matters to a Vote of Security Holders             N/A

Item 5 - Other Information                                               None

Item 6 - Exhibits and Reports on Form 8-K
         (a)  Exhibits
           27.   Financial data schedule
         (b)  Reports on Form 8-K
                  The Company filed a Form 8-K (Items 5 and 7) on February 26, 1998 to announce the signing of a definitive merger agreement with FirstFederal Financial Services Corp dated February 6, 1998.

                  The Company filed a Form 8-K (Item 5) on May 1, 1998 to announce March 31, 1998 earnings.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FIRST SHENANGO BANCORP, INC.




Date:     May 8, 1998          By:  /S/ Francis A. Bonadio
         -------------------        --------------------------------------------
                                    FRANCIS A. BONADIO
                                    President and Chief Executive Officer




Date:     May 8, 1998          By:  /S/ Lonny D. Robinson
         -------------------        --------------------------------------------
                                    LONNY D. ROBINSON
                                    Vice President and Chief Financial Officer